Form 10-Q
period 1996-04-30
STB SYSTEMS INC
filed 1996-06-14
CIK 934596

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                  Form 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED APRIL  30, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934




                       Commission file number  0-25540







                               STB  SYSTEMS, INC.
          (Exact name of registrant as specified in its charter)






                TEXAS                                    75-1855896
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


              1651 North Glenville Drive, Richardson, Texas 75081
                    (Address of principal executive offices)


                                (214)234-8750
             (Registrant's telephone number, including area code)





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X      No
                                             ----         ----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.



                                        Number of Shares Outstanding as of
         Title of each class:                    June 14, 1996:
    Common Stock, $.01 par value                   4,504,251

                              STB SYSTEMS, INC.
                                    INDEX





                                                                  PAGE
PART I    FINANCIAL INFORMATION                                  NUMBER
Item 1    Consolidated Financial Statements (unaudited):

          Consolidated Balance Sheet at April 30, 1996
             and October 31, 1995                                    2


          Consolidated Statement of Operations for the
             quarter ended April 30, 1996 and 1995                   3

          Consolidated Statement of Operations for the six
             months ended April 30, 1996 and 1995                    4

          Consolidated Statement of Cash Flows for the six
             months ended April 30, 1996 and 1995                    5

          Notes to Consolidated Financial Statements               6-7

Item 2    Management's Discussion and Analysis of
             Financial Condition and Results of Operations        7-10



PART II   OTHER INFORMATION



Item 1    Legal Proceedings                                         11

Items 2 and 3 have been omitted since the registrant has no reportable events in relation to these items.

Item 4    Submission of Matters to a Vote of Security Holders       11

Item 5    Other Information - Business Risks                     11-12

Exhibit Index                                                       13

Signatures                                                          14

                      STB SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                          (dollars in thousands)


                                                         APRIL 30,  OCTOBER 31,
                                                            1996       1995
                                                         ----------------------
       ASSETS
Current Assets:
  Cash and cash equivalents                              $    2,311   $   4,162
  Accounts receivable - trade, net of allowance for
    doubtful accounts of $535 and $449                       21,528      20,634
  Inventories, net                                           21,597      27,875
  Other current assets                                          235         869
                                                         ----------   ---------
      Total current assets                                   45,671      53,540
  Property and equipment, net                                 3,744       3,397
Other assets                                                  1,152         602
                                                         ----------   ---------
      Total assets                                       $   50,567   $  57,539
                                                         ----------   ---------
                                                         ----------   ---------



    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                                        $    8,462   $  11,411
  Accounts payable - trade                                   11,992      17,731
  Accrued wages, commissions and bonuses                        864         559
  Notes payable to related parties                                -         700
  Other accrued liabilities                                     743         791
  Current portion of long-term liabilities                      731         727
                                                         ----------   ---------
      Total current liabilities                              22,792      31,919
                                                         ----------   ---------

Long-term liabilities:
  Long-term notes payable                                     1,250       1,500
  Obligations under capital leases and other
    long-term liabilities                                       597         758
                                                         ----------   ---------
      Total long-term liabilities                             1,847       2,258
                                                         ----------   ---------

Shareholders' equity:
  Preferred stock, 2,000,000 shares authorized,
    none issued or outstanding                                    -           -
  Common stock, $.01 par value, 20,000,000 shares
    authorized, 4,500,000 shares issued and outstanding          45          45
  Additional paid-in capital                                 22,160      22,160
  Retained earnings                                           3,968       1,402
                                                         ----------   ---------
                                                             26,173      23,607
  Treasury stock, 35 shares, at cost                           (245)       (245)
                                                         ----------   ---------
  Total shareholders' equity                                 25,928      23,362
                                                         ----------   ---------
      Total liabilities and shareholders' equity         $   50,567   $  57,539
                                                         ----------   ---------
                                                         ----------   ---------


The accompanying notes are an integral part of these financial statements

                  STB SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)
            (dollars in thousands except per share amounts)

                                                   THREE MONTHS ENDED
                                                        APRIL 30,
                                                   1996          1995
                                               -------------------------
Net sales                                      $   44,592    $   33,370
Cost of sales                                      36,189        28,658
                                               -------------------------
Gross profit                                        8,403         4,712
Operating expenses:
  Research and development                          1,018           735
  Sales and marketing                               2,587         1,761
  General and administrative                        2,470         1,449
                                               -------------------------
Total Operating Expenses                            6,075         3,945
                                               -------------------------
Income from operations                              2,328           767
Interest expense, net                                 278           144
                                               -------------------------
Income before income taxes                          2,050           623
Provision for income taxes                            699           127
                                               -------------------------
Net income                                     $    1,351    $      496

Pro forma data:
 Pro forma adjustment to general
  and administrative expenses                           -             -
 Pro forma adjustment to reflect interest
  on Founding Shareholder Notes                                     (11)
 Pro forma adjustment to reflect
  federal income taxes                                              (75)
                                               -------------------------
 Net income (Pro forma for 1995)               $    1,351    $      410
                                               -------------------------
                                               -------------------------
 Net income per share (Pro forma for 1995)     $     0.30    $     0.10
                                               -------------------------
                                               -------------------------
 Weighted average shares outstanding
  used in the net income per share
  calculation (Pro forma for 1995)              4,500,114     4,104,475
 Supplemental pro forma net income per share                 $     0.10
                                                             -----------
                                                             -----------
 Weighted average shares used in the
  supplemental pro forma net income per
  share calculation                                           4,223,669

The accompanying notes are an integral part of these financial statements.

                  STB SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)
            (dollars in thousands except per share amounts)

                                                    SIX MONTHS ENDED
                                                        APRIL 30,
                                                   1996          1995
                                               -------------------------
Net sales                                      $   89,497    $   64,108
Cost of sales                                      73,832        54,301
                                               -------------------------
Gross profit                                       15,665         9,807
Operating expenses:
  Research and development                          1,792         1,338
  Sales and marketing                               5,000         3,308
  General and administrative                        4,378         3,094
                                               -------------------------
Total Operating Expenses                           11,170         7,740
                                               -------------------------
Income from operations                              4,495         2,067
Interest expense, net                                 599           386
                                               -------------------------
Income before income taxes                          3,896         1,681
Provision for income taxes                          1,330           127
                                               -------------------------
Net income                                     $    2,566    $    1,554

Pro forma data:
 Pro forma adjustment to general
  and administrative expenses                                       220
 Pro forma adjustment to reflect interest
  on Founding Shareholder Notes                                     (52)
 Pro forma adjustment to reflect
  federal income taxes                                             (483)
                                               -------------------------
 Net income (Pro forma for 1995)               $    2,566    $    1,239
                                               -------------------------
                                               -------------------------
 Net income per share (Pro forma for 1995)     $     0.57    $     0.37
                                               -------------------------
                                               -------------------------
 Weighted average shares outstanding
  used in the net income per share
  calculation (Pro forma for 1995)              4,500,045     3,379,172
 Supplemental pro forma net income per share                 $     0.34
                                                             -----------
                                                             -----------
 Weighted average shares used in the
  supplemental pro forma net income per
  share calculation                                           3,694,624

The accompanying notes are an integral part of these financial statements.

                  STB SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)
                        (dollars in thousands)

                                                      SIX MONTHS ENDED
                                                          APRIL 30,
                                                        1996      1995
                                                     -------------------
Cash flows from operating activities:
 Net income                                            $ 2,566   $ 1,554
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            506       334
  Deferred tax asset                                         -       455
  Translation gain(loss)                                    (1)        9
  Changes in assets and liabilities:
   Accounts receivable - trade                            (895)   (2,636)
   Inventories                                           6,278    (6,850)
   Other current assets                                    634       (97)
   Other assets                                           (550)     (443)
   Accounts payable - trade                             (5,738)    2,311
   Accrued wages, commission, and bonuses                  305      (164)
   Other accrued liabilities                               (48)      374
                                                     -------------------
     Net cash used in operating activities               3,057    (5,153)
                                                     -------------------
Cash flows from investing activities -
 Purchases of property and equipment                      (852)   (1,301)
                                                     -------------------
Cash flows from financing activities:
 Borrowings (payments) on short-term debt               (3,649)     (448)
 Payments against long-term debt                          (407)       (7)
 Issuance of common stock, net of issue costs                     19,436
 Payment of dividends                                             (3,085)
                                                     -------------------
    Net cash provided by financing activities           (4,056)   15,896
                                                     -------------------
Net increase (decrease) in cash and cash equivalents    (1,851)    9,442
Cash and cash equivalents at beginning of period         4,162       277
                                                     -------------------
Cash and cash equivalents at end of period             $ 2,311   $ 9,719
                                                     -------------------
                                                     -------------------

The accompanying notes are an integral part of these financial statements.

                                STB SYSTEMS, INC.

                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

          STB Systems, Inc. develops, manufactures and sells video graphics adapters used in IBM-compatible personal computers
     ("PCs").   STB Assembly, Inc. is a wholly-owned subsidiary and
     provides manufacturing services to STB Systems, Inc.

          The accompanying financial statements include the consolidated accounts of STB Systems, Inc. and STB Assembly, Inc. (collectively referred to as the "Company"). STB Assembly, Inc. has two majority owned subsidiaries, STB de Mexico S.A. de C.V. ("STB de Mexico") and Maquilados Continentales de Ciudad Juarez, S.A. de C.V. ("MCC"). STB de Mexico is a Mexican corporation operated as a maquiladora and performs assembly services for STB Systems, Inc. MCC entered into an agreement in January 1990 to provide subcontract manufacturing services for STB Systems, Inc. As of December 1992, MCC became an inactive entity. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interests in the subsidiaries are insignificant for financial reporting purposes.

          The financial information presented herein should be read in conjunction with the Company's annual consolidated financial statements for the year ended October 31, 1995. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of mangement, necessary for a fair presentation of the results of the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

2.   COMPLETION OF REORGANIZATION AND INITIAL PUBLIC OFFERING

          STB Systems, Inc. entered into a Share Exchange Agreement on December 16, 1994 with the shareholders of STB Assembly, Inc. providing for the issuance of STB Systems, Inc. common stock in exchange for the outstanding common stock of STB Assembly, Inc. on a 1-for-8,333 basis immediately prior to consummation of an initial public offering (the "Offering"). For purposes of these consolidated financial statements, these shares are treated as outstanding for all periods presented. As STB Systems, Inc. and STB Assembly, Inc. were under common control, no change in basis resulted for financial reporting purposes as a result of the Share Exchange Agreement.

          On February 21, 1995, STB Systems, Inc. terminated its S Corporation status, and on February 22, 1995, the Company completed its initial public offering of 2.0 million shares of Common Stock. Net proceeds from the Offering totaled $21.7 million, net of underwriters' discounts and other offering expenses totaling $2.3 million.

3.   PRO FORMA NET INCOME AND NET INCOME PER SHARE

          Prior to the Offering, STB Systems, Inc. had been treated for federal and certain state income tax purposes as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended. As a result, the income of STB Systems, Inc. for federal and certain state income tax purposes was included in the income tax returns of the individual shareholders ("Founding Shareholders"). Accordingly, prior to February 21, 1995, no recognition of federal and certain state income taxes has been given in the accompanying financial statements. Prior to
     the conversion to C Corporation   status, in connection with the
     Offering, STB Systems, Inc. paid dividends to its shareholders in an amount equal to the taxable earnings of STB Systems, Inc. multiplied by the current personal income tax rate.

3.   PRO FORMA NET INCOME AND NET INCOME PER SHARE (CONTINUED)

          Pro forma net income and net income per share have been determined assuming that (1) the Company had adopted a revised profit sharing plan effective November 1, 1994, (2) the Founding Shareholder Notes in the aggregate amount of $2,040,000 had been outstanding since November 1, 1994 bearing interest at 7.75% per annum, and (3) the Company had been taxed as a C Corporation for federal and certain state income tax purposes since November 1, 1994.

          Pro forma net income per share has been computed using the weighted average number of common shares outstanding after giving retroactive effect to the stock split of 8,333 shares for one effective December 20, 1994 referred to in note 2. above. The common equivalent shares are also increased to reflect the number of shares which would have been necessary
     to fund the $2,040,000 distribution   paid to the Founding Shareholders
     from the proceeds of the Offering of the Company's common stock.

          Supplemental pro forma net income per share is based on the weighted average number of shares of common stock used in the calculation of pro forma net income per share, plus the common equivalent shares which were necessary to repay the $5,500,000 of bank indebtedness outstanding under the Company's Revolving Credit
     Facility from the proceeds of the Offering.

4.   INVENTORIES

          Inventories at April 30, 1996 and October 31, 1995 consist of the following:

                                             (in thousands)
                                   APRIL 30, 1996     OCTOBER 31, 1995
                                   --------------     -----------------
               Raw Materials          $ 10,458            $ 15,599
               Work-in-process           9,134               8,156
               Finished goods            2,005               4,120
                                      --------            --------
                         Totals       $ 21,597            $ 27,875
                                      --------            --------

5.   SHORT TERM DEBT

          On January 5, 1996, the Company increased its existing revolving credit facility ("Revolving Credit Facility") from $13,000,000 to $23,000,000. At April 30, 1996, $8,462,000 was outstanding under this credit facility. All indebtedness under the Revolving Credit Facility matures on November 1, 1999.

          Availability under the Revolving Credit Facility is subject to limitations determined by the Company's borrowing base, which is calculated based upon eligible accounts receivable and inventory as defined in the Revolving Credit Facility agreement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, manufactures and sells computer subsystems ("graphics adapters") used primarily in IBM-compatible desktop personal computers to process and enhance graphics and video images. The Company derives substantially all of its revenues from the sale of graphics adapters. The Company recognizes revenue upon shipment of its products.

     The Company sells two broad categories of graphics adapters products, which the Company refers to as "video graphics adapter products" and "multi-monitor adapter products". Video graphics adapter products are sold both to original equipment manufacturers ("OEMs") as subsystems for their PC products and to the retail market. Sales of video graphics adapter products to OEMs are characterized by higher unit volumes and lower gross profit margins. Sales of video graphics adapter products to the retail market are characterized by modest volumes and higher gross profit margins than the sale of similar products to OEMs. Although multi-monitor adapter product volumes are relatively low, the Company realizes higher gross profit margins from the sale of multi-monitor adapter products than from the sale of video graphic adapter products. The Company has also begun offering a new line of multimedia products, but is not yet in a position to forecast the effect these products will have upon the Company's results of operations. The Company's total gross profit margin will likely fluctuate from period to period as a result of changes in the Company's product mix and sales channels.

     The Company focuses on the sale of its products to OEMs, multi-monitor and specialized technology markets, and the retail market. Primarily as a result of significant increases in OEM sales volumes, the Company's net sales and income from operations have increased rapidly in recent periods. Sales of video graphics adapters to OEMs represented 78% and 75% of total net sales in fiscal years 1995 and 1994 respectively. Video graphics adapter sales to retail customers represented 12% and 11% of total net sales in fiscal years 1995 and 1994 respectively, and multi-monitor and specialized technology market sales represented 7% and 12% of total net sales, respectively, in these periods. The balance of total net sales in these periods was derived primarily from the provision of third party assembly services, which accounted for approximately 3% of total net sales in fiscal year 1995.

     STB Systems, Inc. operated as an S Corporation from November 1, 1986 until February 21, 1995, at which time the Company became fully subject to federal and state income taxes.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's combined statements of operations as a percentage of net sales from continuing operations:



                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                       APRIL 30,              APRIL 30,
                                     1996     1995        1996        1995
                                   -----------------      -----------------
Net sales                           100.0%   100.0%      100.0%      100.0%
Cost of sales                        81.2%    85.9%       82.5%       84.7%
                                    ---------------      ------------------
Gross profit                         18.8%    14.1%       17.5%       15.3%

Operating expenses:
  Research and development            2.3%     2.2%        2.0%        2.1%
  Sales and marketing                 5.8%     5.3%        5.6%        5.2%
  General and administrative          5.5%     4.3%        4.9%        4.8%
                                    ---------------      ------------------
Total Operating Expenses             13.6%    11.8%       12.5%       12.1%

Income from operations                5.2%     2.3%        5.0%        3.2%
Interest expense, net                 0.6%     0.4%        0.7%        0.6%
                                    ---------------      ------------------

Income before income taxes            4.6%     1.9%        4.3%        2.6%
Provision for income taxes            1.6%     0.6%        1.4%        0.2%
                                    ---------------      ------------------
Net income                            3.0%     1.3%        2.9%        2.4%
                                    ---------------      ------------------
                                    ---------------      ------------------

Pro forma adjustment to general
  and administrative expenses         0.0%     0.0%        0.0%        0.3%
Pro forma adjustment to reflect
  interest on Founding Shareholder
  Notes                               0.0%     0.0%        0.0%       -0.1%
Pro forma adjustment to reflect
  federal income taxes                0.0%    -0.2%        0.0%       -0.8%
                                    ---------------      ------------------
Pro forma net income                  3.0%     1.1%        2.9%        1.8%
                                    ---------------      ------------------
                                    ---------------      ------------------

QUARTER ENDED APRIL 30, 1996 COMPARED TO QUARTER ENDED APRIL 30, 1995.

     Net Sales. Net sales increased by $11.2 million, or 33.5%, from $33.4 million in the second quarter of fiscal 1995 to $44.6 million in the second quarter of fiscal 1996. This increase resulted primarily from continuing growth in sales of the Company's products to original equipment manufacturers ("OEMs").

     For the second quarter of fiscal 1996, OEM channel sales of $35.6 million represented approximately 80% of total net sales, compared to OEM channel sales of $25.9 million representing approximately 78% of total net sales, for the second quarter of fiscal 1995. Domestic shipments to OEMs remained strong during the second quarter of fiscal 1996, offsetting continued soft demand in the international arena, primarily Europe, during this period. The Company's sales into the retail channel increased by $1.2 million, or 35% from $3.3 million in the second quarter of fiscal 1995 to $4.5 million in the second quarter of fiscal 1996. Sales of multi-monitor products increased by $1.2 million, or 64% from $1.9 million in the second quarter of fiscal 1995 to $3.1 million in the second quarter of fiscal 1996.

     Gross Profit. Gross profit increased by $3.7 million, or 78%, from $4.7 million in the second quarter of fiscal 1995 to $8.4 million in the second quarter of fiscal 1996. During the period, gross profit as a percentage of net sales increased from 14.1% to 18.8%. The increase in the amount of gross profit resulted primarily from significant increases in sales volumes of the Company's products. The increase in gross profit as a percentage of net sales resulted primarily from increasing margins on sales of video graphic adapters to OEMs due to improved DRAM prices and availability and the economies of scale resulting from higher production volumes. In addition, increased revenues from the retail and multi-monitor channels contributed to the higher margin percentage.
However, as graphics technology moves toward more exotic types of memory such as MDRAM, WRAM, High Speed EDO VRAM, SGRAM, and Synchronous DRAM, no assurances can be given that these conditions will continue. Management believes that fluctuations in memory pricing and availability could again result in industry shortages and price pressures on the Company's products.

     Research and Development Expenses. Research and development expenses increased by $283,000, or 38.5%, from $735,000 in the second quarter of fiscal 1995 to $1.0 million in the second quarter of fiscal 1996. This increase resulted from increased staffing and equipment requirements associated with the continuing enhancement and support of the Company's existing products as well as the development of new products. During the periods, expenses as a percentage of net sales increased slightly from 2.2% to 2.3%.

     Sales and Marketing Expenses. Sales and marketing expenses increased by $826,000, or 47.0%, from $1.8 million in the second quarter of fiscal 1995 to $2.6 million in the second quarter of fiscal 1996. During the periods, the expenses as a percentage of net sales increased from 5.3% to 5.8%. This increase resulted primarily from additions to the Company's sales staff, increased commissions paid as a result of higher sales and increased advertising expenses and trade shows.

     General and Administrative Expenses. General and administrative expenses increased by $1.0 million, or 70%, from $1.5 million in the second quarter of fiscal 1995 to $2.5 million in the second quarter of fiscal 1996. During the periods, these expenses as a percentage of net sales increased from 4.3% to 5.5%. These increases were due primarily to expenses associated with the Company's growth, including increased personnel expenses and other operating expenses including insurance premiums, legal expenses, and facility costs.


SIX MONTHS ENDED APRIL 30, 1996 COMPARED TO SIX MONTHS ENDED APRIL 30, 1995.

     Net Sales. Net sales increased by $25.4 million, or 39.6%, from $64.1 million in the first six months of fiscal 1995 to $89.5 million in the first six months of fiscal 1996. This increase resulted primarily from continuing growth in sales of the Company's products to original equipment manufacturers ("OEMs").

     During the first six months of fiscal 1996, OEM channel sales of $73.3 million represented approximately 82% of total net sales, compared to OEM channel sales of $52.7 million representing approximately 82% of total net sales, for the first six months of fiscal 1995. Domestic shipments to OEMs remained strong during the first six months of fiscal 1996, offsetting continued soft demand in the international arena, primarily Europe, during this period. The Company's sales into the retail channel increased by $1.8 million, or 36% from $5.1 million in the first six months of fiscal 1995 to $6.9 million in the first six months of fiscal 1996. Sales of multi-monitor products increased by $1.8 million, or 48% from $3.8 million in the first six months of fiscal 1995 to $5.6 million in the first six months of fiscal 1996.

     Gross Profit. Gross profit increased by $5.9 million, or 59.7%, from $9.8 million in the first six months of fiscal 1995 to $15.7 million in the first six months of fiscal 1996. During the periods, gross profit as a percentage of net sales increased from 15.3% to 17.5%. The increase in the amount of gross profit resulted primarily from significant increases in sales volumes of the Company's products. The increase in gross profit as a percentage of net sales resulted primarily from increasing margins on sales of video graphic adapters to OEMs due to improved DRAM prices and availability and the economies of scale resulting from higher production volumes. In addition, increased revenues from the retail and multi-monitor channels contributed to the higher margin percentage. However, as graphics technology moves toward more exotic types of memory such as MDRAM, WRAM, High Speed EDO VRAM, SGRAM, and Synchronous DRAM, no assurances can be given that these conditions will continue. Management believes that fluctuations in memory pricing and availability could again result in industry shortages and price pressures on the Company's products.

     Research and Development Expenses. Research and development expenses increased by $454,000 or 33.9%, from $1.3 million in the first six months of fiscal 1995 to $1.8 million in the first six months of fiscal 1996. This increase resulted from increased staffing and equipment requirements associated with the continuing enhancement and support of the Company's products and the development of new products. During the periods, expenses as a percentage of net sales declined slightly from 2.1% to 2.0%.

     Sales and Marketing Expenses. Sales and marketing expenses increased by $1.7 million, or 51.1%, from $3.3 million in the first six months of fiscal 1995 to $5.0 million in the first six months of fiscal 1996. This increase resulted primarily from additions to the Company's sales staff, increased commissions paid as a result of higher sales and increased advertising expenses and trade shows. During the periods, the expenses as a percentage of net sales increased form 5.2% to 5.6%.

     General and Administrative Expenses. General and administrative expenses increased by $1.3 million, or 41.5%, from $3.1 million in the first six months of fiscal 1995 to $4.4 million in the first six months of fiscal 1996. During these periods, expenses as a percentage of net sales increased from 4.8% to 4.9%. General and administrative expenses, exclusive of profit sharing expenses, increased by $1.7 million, or 64.2%, from $2.7 million in the first six months of fiscal 1995 to $4.4 million in the first six months of fiscal 1996, due primarily to expenses associated with the Company's growth, including increased personnel expenses and other expenses including insurance premiums, legal expenses, and facility costs. The Company's profit sharing allocation to employees,which amounted to 25% of income before taxes (as calculated prior to profit sharing expenses) in the first quarter of fiscal 1995, was reduced to 10% of income before taxes for the second quarter of fiscal 1995. As a result of this reduction, which is offset by higher levels of profitability, profit sharing expense decreased by $13,000 or 3%, from $435,000 in the first six months of fiscal 1995 to $422,000 in the first six months of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital and liquidity needs are its component purchase and inventory requirements, as well as the need to finance accounts receivable and, to a lesser degree, manufacturing equipment expenditures. The Company has financed these requirements, and its operations generally, through a combination of cash generated from operations, trade credit from vendors, bank borrowings and the Company's Offering. As a result of the Company's rapid growth in recent years, its capital resource requirements have increased substantially. The Company has addressed these increasing requirements through each of its sources of financing.

     Cash generated from continuing operations was $3.1 million in the first six months of fiscal 1996 resulting primarily from a reduction in inventories, offset by a reduction in accounts payable, compared to $5.2 million used in the first six months of fiscal 1995. Working capital was $22.9 million at April 30, 1996, compared to $21.6 million at October 31, 1995, and cash was $2.3 million at April 30, 1996, compared to $4.2 million at October 31, 1995.

     Amounts invested in equipment totaled $852,000 in the first six months of fiscal 1996, compared with net purchases of equipment of $1.3 million in the first six months of fiscal 1995. The amounts invested in equipment are primarily for manufacturing equipment additions and upgrades of existing equipment to support the demand for the Company's products from existing as well as new customers. The Company expects that additional capital expenditures for similar types of equipment will be required to support continued growth and demand for the Company's products.

     The Company currently has lines of credit of up to $25 million under a secured revolving credit facility (the "Revolving Credit Facility") which includes a $2 million term loan (the "Mezzanine Facility"). The Company recently increased the size of its Revolving Credit Facility by $10 million to its current level. At April 30, 1996, the Company had outstanding $8.4 million and $1.7 million under the Revolving Credit Facility and the Mezzanine Facility, respectively. In connection with the Company's Offering, the Company's bank reduced the interest rate of the Revolving Credit Facility from prime plus 1.75% to prime plus 0.75% and has agreed that the minimum monthly interest requirement of $25,000 called for by the Revolving Credit Facility can be satisfied by interest accrued pursuant to both the Revolving Credit Facility and the Mezzanine Facility. In return, the Company agreed to more restrictive standards in its financial covenants and to pay the bank a $100,000 fee for restructuring the Company's bank facilities. The interest rate on the Mezzanine Facility was reduced from prime plus 3% to prime plus 0.75% in the first quarter of fiscal 1996.

     On February 22, 1995, the Company completed an initial public offering of
2.0 million shares of Common Stock. Proceeds from the Offering totaled $21.7 million, net of underwriters' discounts and other Offering expenses totalling $2.3 million. The Company applied a portion of the Offering proceeds to reduce indebtedness owed under the Revolving Credit Facility by $5.5 million and to repay $3.0 million in trade debt. In addition, just prior to the Offering, the Company issued notes to its founding shareholders in the principal amount of $2.0 million representing a portion of the dividend distribution of the Company's undistributed S Corporation earnings. These notes provide for twelve equal monthly payments of principal and interest to the founding shareholders, the final payment of which was made in February, 1996. The remaining portion of the Company's undistributed S Corporation earnings in the amount of $2.1 million was paid to the founding shareholders from the Offering proceeds.

     The Company believes that the net proceeds from the Offering, together with cash generated from operations and available borrowings under the Revolving Credit Facility, will provide adequate funds for the Company's anticipated needs for the foreseeable future.

SEASONALITY

     The Company's quarterly operating results vary significantly depending on factors such as the timing of new product introductions, adequacy of component supply, changes in component costs, variations in the Company's product mix, seasonal promotions by the Company and its customers and competitive pricing pressures. Because the timing of these factors may vary, the results of any particular quarter may not be indicative of results for the full year or any future period. In addition, the PC market generally experiences weaker sales during the summer months. Although the Company has experienced sales growth for each year since fiscal 1990, there can be no assurance that this growth will continue on a quarterly or annual basis.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company has been served notice of the filing of a class action lawsuit on September 6, 1995 in the 134th Judicial District Court of Dallas County, Texas against it and three executive officers and directors of the Company. The alleged class of Plaintiffs consists of all persons who purchased shares of the Company's stock on the open market between February 14, 1995 and May 24, 1995. The Plaintiffs, who seek unspecified damages, allege that the Company's Registration Statement and Prospectus in its initial public offering contained false and materially misleading statements. The Company and the individual defendants deny the Plaintiffs' allegations and are vigorously defending this action.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of shareholders was held on March 7, 1996, at the Clarion Hotel, 1981 North Central Expressway, Richardson, Texas at 2:00 P.M.

     At the meeting, the Company's shareholders elected six directors to serve until the 1997 annual meeting of shareholders. The vote counts were as follows:

                                       AFFIRMATIVE        WITHHELD
                                       -----------        --------

          William E. Ogle               4,408,308          24,120
          Randall D. Eisenbach          4,408,308          24,120
          James L. Hopkins              4,407,508          24,920
          J. Shane Long                 4,407,458          24,970
          Lawrence E. Wesneski          4,407,508          24,920
          James J. Byrne                4,407,008          25,420

     At the meeting, the Company's shareholders also approved an amendment to the 1995 Employee Stock Option Purchase Plan to clarify the Stock Option Committee's authority to designate from time to time the subsidiaries of the Company whose employees will be eligible to be granted options pursuant to
such plan.   The vote count was as follows:

                    AFFIRMATIVE         AGAINST        ABSTAIN
                    -----------         -------        -------

                     4,339,358           76,270         13,400


ITEM 5.   OTHER INFORMATION - BUSINESS RISKS

     In evaluating an investment in shares of common stock of the Company, investors should carefully consider, among other investment considerations, each of the following business risks that may affect the Company's current position and future prospects.

POTENTIAL FOR FLUCTUATING OPERATING RESULTS

     The Company's historical operating results have fluctuated significantly from period to period, and will likely fluctuate in the future. Fluctuations result from a wide variety of factors, including the timing and availability of components, changes in product mix and pricing, the timing of customer orders, new product developments or introductions, production interruptions and product reviews and other media coverage. The Company's quarterly results are also subject to seasonal fluctuations, with generally weaker fiscal third quarter results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality". In addition, as all of the Company's products are sold for use in PCs, the Company's sales and operating results are influenced significantly by fluctuations in the PC market.

DEPENDENCE ON SUPPLIERS

     Several components used in the Company's products are obtained from single or limited sources and, in instances where the component manufacturer does not allocate a sufficient supply of components to meet the Company's needs, the Company must obtain specific components from distributors or on the spot market at a higher cost. In addition to certain components, certain software drivers used in the Company's products are also obtained from single or limited sources. The Company has no guaranteed supply arrangements with any of its suppliers, and there can be no assurance that current suppliers will be able to meet its requirements. While the Company believes that with respect to its single source components it could obtain similar products from other sources, it likely would be required to pay significantly more for such products, alter product designs to use alternative products or reduce its production of the related graphics adapters. As a result of delays in the delivery of components, lack of available components, or the lack of available software drivers from component vendors, the Company has in the past experienced difficulty in meeting certain product shipment dates to customers, which in some instances has resulted in a loss of business. It is likely that delays in delivery of components, shortages of components and the lack of available software drivers will continue to occur in the future, and such delays, or inconsistencies in the quality or reliability of components or related software, could materially adversely affect the Company and its results of operations.

     In addition, significant increases in the prices of components, such as graphics controller chips or memory chips, occur from time to time, and often the Company is not able to adjust the price of its products accordingly. In the past, both occasional worldwide shortages of DRAM video memory and international tariff disputes have resulted in substantial component cost increases. It is likely that the Company will experience component cost increases in the future.

DEPENDENCE ON KEY CUSTOMERS

     The Company's top six customers accounted for 68.4% and 64.4% of net sales during fiscal years 1994 and 1995, respectively. Historically, Gateway 2000 has been the Company's most significant customer. The loss or reduction of the business of Gateway 2000 or one or more of the Company's other major customers would have a material adverse effect on the Company's results of operations. In addition, the Company's future success will depend significantly upon the success of its customers, particularly its OEM customers.

DEPENDENCE ON GRAPHICS ADAPTER MARKET

     Substantially all of the Company's net sales are derived from the sale of graphics adapters. Graphics adapters generally are used in higher end PCs offering the latest technology and performance features, while graphics circuitry usually is included on the motherboard of entry-level PC models. An increase in the number or percentage of manufactured PCs that incorporate graphics circuitry on the motherboard, an increase in the number or percentage of graphics adapters manufactured by OEMs or a decrease in PC sales volumes would effectively shrink the market for the Company's products and could materially adversely affect the Company's business. In addition, it is possible that graphics circuitry could be incorporated into the CPU, which could materially adversely affect the Company and its results of operations.

NEW PRODUCTS AND TECHNOLOGICAL CHANGE

The market for the Company's products is characterized by short product life cycles, rapidly changing technology, evolving industry standards and frequent introductions of new products. The Company's success depends upon market acceptance of its existing products and its ability to enhance its existing products and to continually develop and introduce new products and features to meet changing customer requirements. There can be no assurance that the Company will be successful in enhancing its existing products or identifying, developing, manufacturing or marketing new products. Delays in developing new products or enhancements or the failure of such products or enhancements to gain market acceptance could materially adversely affect the Company and its results of operations.

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS

     It is common in the computer industry for companies to assert intellectual property infringement claims against other companies. As a consequence, the Company indemnifies some OEM customers in certain respects against intellectual property claims relating to its products. If an intellectual property claim were to be brought against the Company and the Company was found to be infringing upon the rights of others, the Company could be required to pay infringement damages, pay licensing fees, modify its products so that they are not infringing or discontinue offering products that were found to be infringing, any of which could materially adversely affect the Company and its results of operations.

     If an intellectual property claim were to be brought against one or more of the Company's suppliers and the supplier was found to be infringing upon the rights of others, the supplier could be enjoined from further shipments of its products to the Company which could materially adversely affect the Company and its results of operations.

INTERNATIONAL OPERATIONS

     The Company is subject to the general risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in currency exchange rates, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions and the burdens of complying with a variety of foreign laws. In addition, the Company is subject to general geopolitical risks, such as political instability and changes in diplomatic and trade relationships, in connection with its international operations. Although the Company has not to date experienced any material adverse effect on its operations as a result of such factors, there can be no assurance that such factors will not materially adversely impact the Company and its results of operations in the future or require the Company to modify its current business practices. The Company currently sells its products at prices denominated in U.S. dollars and an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and potentially less competitive in foreign markets. The Company expects to sell a portion of its products in the future at prices denominated in other currencies and will therefore increase its currency exposure risk.

     For further discussion of additional business risks or investment considerations, see Part I, pages 1 through 15 of the Company's Annual Report
- - -Form 10-K for the fiscal year ended October 31, 1995 and "Risk Factors" contained in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on February 14, 1995 (Registration
No. 33-87612).

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               EXHIBIT
               NUMBER
               -------
               10.39 Lease Agreement dated April 18, 1996 by and between the Company (as lessee) and I Cypresswood Building (as lessor)

               11.1 Computation of Earnings Per Common Share and Common Equivalent Share

               27.1      Financial Data Schedule


          (b)  Current Reports on Form 8-K

               There were no reports filed on Form 8-K during the quarterly period ended April 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               STB SYSTEMS, INC.


Dated: June 14, 1996           By: /s/ William E. Ogle
                                   ----------------------------------------
                                   President and Chief Executive Officer


Dated: June 14, 1996           By: /s/ Bryan F. Keyes
                                   ----------------------------------------
                                   Bryan F. Keyes, Treasurer, Director of
                                   Legal and Finance and Chief Accounting
                                   Officer