Form 10-Q
period 1996-07-31
STB SYSTEMS INC
filed 1996-09-16
CIK 934596

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      Form 10-Q


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996

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
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


                1651 North Glenville Drive, Richardson, Texas   75081
                       (Address of principal executive offices)

                                     (214)234-8750
                 (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No
                                              -------     -------


    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                         NUMBER OF SHARES OUTSTANDING AS OF
TITLE OF EACH CLASS:                             SEPTEMBER 16, 1996:
- --------------------                     ----------------------------------
Common Stock, $.01 par value                           4,507,364

                             STB SYSTEMS, INC.
                                   INDEX


                                                                 PAGE
PART I        FINANCIAL INFORMATION                             NUMBER


Item 1   Consolidated Financial Statements (unaudited):

         Consolidated Balance Sheet at July 31, 1996
          and October 31, 1995                                     2


         Consolidated Statement of Operations for the
          quarter ended July 31, 1996 and 1995                     3

         Consolidated Statement of Operations for the nine
          months ended July 31, 1996 and 1995                      4

         Consolidated Statement of Cash Flows for the nine
          months ended July 31, 1996 and 1995                      5

         Notes to Consolidated Financial Statements              6-7

Item 2   Management's Discussion and Analysis of
          Financial Condition and Results of Operations         7-11


PART II  OTHER INFORMATION



Item 1    Legal Proceedings                                       11

Items 2 through 4 have been omitted since the registrant has no reportable events in relation to these items.

Item 5    Other Information - Business Risks                   11-13

Item 6    Exhibits and Reports on Form 8-K                        13


Signatures                                                        14

                       STB SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                             (dollars in thousands)


                                                        JULY 31,    OCTOBER 31,
                                                          1996         1995
                                                        --------    -----------
                       ASSETS
Current Assets:
  Cash and cash equivalents                              $ 4,132     $ 4,162
  Accounts receivable - trade, net of allowance for
   doubtful accounts of $465 and $449, respectively       22,075      20,634
  Inventories, net                                        20,465      27,875
  Other current assets                                       329         869
                                                         -------     -------
    Total current assets                                  47,001      53,540

  Property and equipment, net                              4,506       3,397
  Other assets                                             1,099         602
                                                         -------     -------
  Total assets                                           $52,606     $57,539
                                                         -------     -------
                                                         -------     -------
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                                        $ 4,818     $11,411
  Accounts payable - trade                                15,925      17,731
  Accrued wages, commissions and bonuses                     962         559
  Notes payable to related parties                             -         700
  Other accrued liabilities                                1,147         791
  Current portion of long-term liabilities                   722         727
                                                         -------     -------
    Total current liabilities                             23,574      31,919
                                                         -------     -------

Long-term liabilities:
  Long-term notes payable                                  1,125       1,500
  Obligations under capital leases and other
   long-term liabilities                                     547         758
                                                         -------     -------
    Total long-term liabilities                            1,672       2,258
                                                         -------     -------


Shareholders' equity:
  Preferred stock, 2,000,000 shares authorized,
   none issued or outstanding                                  -           -
  Common stock, $.01 par value, 20,000,000 shares
   authorized, 4,504,387 and 4,500,000 shares
   issued and outstanding, respectively                       45          45
  Additional paid-in capital                              22,213      22,160
  Retained earnings                                        5,347       1,402
                                                         -------     -------
                                                          27,605      23,607
  Treasury stock, 35 shares, at cost                        (245)       (245)
                                                         -------     -------
  Total shareholders' equity                              27,360      23,362
                                                         -------     -------
    Total liabilities and shareholders' equity           $52,606     $57,539
                                                         -------     -------
                                                         -------     -------

  The accompanying notes are an integral part of these financial statements

                       STB SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                (dollars in thousands except per share amounts)

                                                         QUARTER ENDED
                                                            JULY 31,
                                                    -----------------------
                                                      1996          1995
                                                    ---------     ---------
Net sales                                           $  42,537     $  25,663
Cost of sales                                          33,921        22,114
                                                    ---------     ---------
Gross profit                                            8,616         3,549
                                                    ---------     ---------

Operating expenses:
  Research and development                              1,182           713
  Sales and marketing                                   2,847         1,992
  General and administrative                            2,214         1,429
                                                    ---------     ---------
Total Operating Expenses                                6,243         4,134
                                                    ---------     ---------

Income (loss) from operations                           2,373          (585)
Interest expense, net                                     271           170
                                                    ---------     ---------

Income (loss) before income taxes                       2,102          (755)
Provision (benefit) for income taxes                      722          (258)
                                                    ---------     ---------

Net income (loss)                                   $   1,380     $    (497)


Pro forma data:
  Pro forma adjustment to general and
   administrative expenses                                  -             -


  Pro forma adjustment to reflect interest
   on Founding Shareholder Notes                            -             -

  Pro forma adjustment to reflect federal
   income taxes                                             -             -
                                                    ---------     ---------
  Net income (loss)                                 $   1,380     $    (497)
                                                    ---------     ---------
                                                    ---------     ---------

  Net income (loss) per share                       $    0.30     $   (0.11)
                                                    ---------     ---------
                                                    ---------     ---------

  Weighted average shares outstanding used in
   the net income per share calculation             4,591,303     4,500,000

  Supplemental pro forma net income (loss)
   per share                                                      $   (0.11)
                                                                  ---------
                                                                  ---------
 Weighted average shares used in the
  supplemental pro forma net income per
  share calculation                                               4,500,000


  The accompanying notes are an integral part of these financial statements.

                    STB SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)
            (dollars in thousands except per share amounts)

                                                       NINE MONTHS ENDED
                                                           JULY 31,
                                                    -----------------------
                                                      1996          1995
                                                    ---------     ---------
Net sales                                           $ 132,034     $  89,771
Cost of sales                                         107,753        76,415
                                                    ---------     ---------
Gross profit                                           24,281        13,356
                                                    ---------     ---------

Operating expenses:
  Research and development                              2,975         2,051
  Sales and marketing                                   7,847         5,300
  General and administrative                            6,591         4,523
                                                    ---------     ---------
Total Operating Expenses                               17,413        11,874
                                                    ---------     ---------

Income from operations                                  6,868         1,482
Interest expense, net                                     869           556
                                                    ---------     ---------

Income before income taxes                              5,999           926
Provision (benefit) for income taxes                    2,052          (131)
                                                    ---------     ---------

Net income                                          $   3,947     $   1,057

Pro forma data:
  Pro forma adjustment to general
   and administrative expenses                              -           220

  Pro forma adjustment to reflect interest
   on Founding Shareholder Notes                            -           (52)


  Pro forma adjustment to reflect
   federal income taxes                                     -          (483)
                                                    ---------     ---------
  Net income (Pro forma for 1995)                   $   3,947     $     742
                                                    ---------     ---------
                                                    ---------     ---------

  Net income per share (Pro forma for 1995)         $    0.88     $    0.20
                                                    ---------     ---------
                                                    ---------     ---------

  Weighted average shares outstanding
   used in the net income per share
   calculation (Pro forma for 1995)                 4,504,239     3,746,395

  Supplemental pro forma net income per share                     $    0.19
                                                                  ---------
                                                                  ---------

  Weighted average shares used in the
   supplemental pro forma net income per
   share calculation                                              3,983,014
                                                                  ---------
                                                                  ---------


The accompanying notes are an integral part of these financial statements.

                  STB SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                               (UNAUDITED)
                         (dollars in thousands)

                                                        NINE MONTHS ENDED
                                                            JULY 31,
                                                      --------------------
                                                       1996         1995
                                                      -------     --------
Cash flows from operating activities:
  Net income                                          $ 3,947     $  1,057
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                         831          517
    Deferred tax asset                                      -          455
    Translation gain (loss)                                (1)           5
    Changes in assets and liabilities:
      Accounts receivable - trade                      (1,441)        (424)
      Inventories                                       7,410      (10,964)
      Other current assets                                540         (168)
      Other assets                                       (497)        (426)
      Accounts payable - trade                         (1,806)       2,773
      Accrued wages, commission, and bonuses              403         (410)
      Other accrued liabilities                           356         (214)
                                                      -------     --------
Net cash provided by (used in) operating activities     9,742       (7,799)

Cash flows from (used in) investing activities:
                                                      -------     --------
  Purchases of property and equipment                  (1,940)      (2,008)
                                                      -------     --------

Cash flows from (used in) financing activities:
  Borrowings (payments) on short-term debt             (7,293)         410
  Borrowings (payments) on long-term debt                (592)         329
  Issuance of common stock, net of issue costs             53       19,638
  Payment of dividends                                      -       (3,367)
                                                      -------     --------
    Net cash provided by (used in) financing
     activities                                        (7,832)      17,010
                                                      -------     --------
Net increase (decrease) in cash and cash equivalents      (30)       7,203
Cash and cash equivalents at beginning of period        4,162          277
                                                      -------     --------
Cash and cash equivalents at end of period            $ 4,132     $  7,480
                                                      -------     --------
                                                      -------     --------







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

    The financial information presented herein should be read in conjunction with the Company's annual consolidated financial statements for the year ended October 31, 1995. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year.


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

4.  INVENTORIES

    Inventories at July 31, 1996 and October 31, 1995 consist of the following:

                                               (in thousands)


                                    July 31, 1996       October 31, 1995
                                    -------------       ----------------
              Raw Materials            $10,127               $15,599
              Work-in-process            7,695                 8,156
              Finished goods             2,643                 4,120
                                       -------               -------
                        Totals         $20,465               $27,875
                                       -------               -------
                                       -------               -------

5.  SHORT TERM DEBT

    On January 5, 1996, the Company increased its existing revolving credit facility ("Revolving Credit Facility") from $13,000,000 to $23,000,000. At July 31, 1996, $4,818,000 was outstanding under this credit facility. All indebtedness under the Revolving Credit Facility matures on November 1, 1999.

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

    The Company sells two broad categories of graphics adapters products, which the Company refers to as "video graphics adapter products" and "multi-monitor adapter products". Video graphics adapter products are sold both to original equipment manufacturers ("OEMs") as subsystems for their PC products and to the retail market. Sales of video graphics adapter products to OEMs are characterized by higher unit volumes and lower gross profit margins. Sales of video graphics adapter products to the retail market are characterized by modest volumes and higher gross profit margins than the sale of similar products to OEMs. Although multi-monitor adapter product volumes are relatively low, the Company realizes higher gross profit margins from the sale of multi-monitor adapter products than from the sale of video graphic adapter products. The Company began shipping a new line of multimedia products in the third quarter of the 1996 fiscal year. Revenues generated from the sale of these multimedia products have been characterized as OEM channel sales in the discussion below. The Company is not yet in a position to forecast the effect that the sale of these products will have upon the Company's results of operations. The Company's total gross profit margin will likely fluctuate from period to period as a result of changes in the Company's product mix and sales channels.

    The Company focuses on the sale of its products to OEMs, the retail market and the multi-monitor and specialized technology markets. Primarily as a result of significant increases in OEM sales volumes, the Company's net sales and income from operations have increased rapidly in recent periods. Sales of video graphics adapters to OEMs represented 78% and 75% of total net sales in fiscal years 1995 and 1994, respectively. Video graphics adapter sales to retail customers represented 12% and 11% of total net sales in fiscal years 1995 and 1994 respectively, and multi-monitor and specialized technology market sales represented 7% and 12% of total net sales, respectively, in these periods. The balance of total net sales in these periods was derived primarily from the provision of third party assembly services, which accounted for approximately 3% of total net sales in fiscal year 1995.

    STB Systems, Inc. operated as an S Corporation from November 1, 1986 until February 21, 1995, at which time the Company became fully subject to federal and state income taxes.

RESULTS OF OPERATIONS

    The following table sets forth certain items from the Company's consolidated statements of operations as a percentage of net sales from continuing operations:


                                        QUARTER ENDED      NINE MONTHS ENDED
                                           JULY 31,            JULY 31,
                                       ----------------    -----------------
                                        1996      1995      1996       1995
                                       ------    ------    ------     ------
Net sales                              100.0%    100.0%    100.0%     100.0%
Cost of sales                           79.7%     86.2%     81.6%      85.1%
                                       -----     -----     -----      -----
Gross profit                            20.3%     13.8%     18.4%      14.9%

Operating expenses:
  Research and development               2.8%      2.8%      2.3%       2.3%
  Sales and marketing                    6.7%      7.8%      5.9%       5.9%
  General and administrative             5.2%      5.5%      5.0%       5.0%
                                       -----     -----     -----      -----
Total Operating Expenses                14.7%     16.1%     13.2%      13.2%

Income (loss) from operations            5.6%     (2.3%)     5.2%       1.7%
Interest expense, net                    0.6%      0.6%      0.7%       0.6%

Income (loss) before income taxes        5.0%     (2.9%)     4.5%       1.1%
Provision (benefit) for income taxes     1.7%     (1.0%)     1.5%      (0.1%)
                                       -----     -----     -----      -----
Net income (loss)                        3.3%     (1.9%)     3.0%       1.2%
                                       -----     -----     -----      -----
                                       -----     -----     -----      -----
  Pro forma adjustment to general
   and administrative expenses           0.0%      0.0%      0.0%       0.2%
  Pro forma adjustment to reflect
   interest on Founding Shareholder
   Notes                                 0.0%      0.0%      0.0%      (0.1%)
  Pro forma adjustment to reflect
   federal income taxes                  0.0%      0.0%      0.0%      (0.5%)
                                       -----     -----     -----      -----
  Pro forma net income (loss)            3.3%     (1.9%)     3.0%       0.8%
                                       -----     -----     -----      -----
                                       -----     -----     -----      -----

QUARTER ENDED JULY 31, 1996 COMPARED TO QUARTER ENDED JULY 31, 1995.

    Net Sales. Net sales increased by $16.9 million, or 65.8%, from $25.6 million in the third quarter of fiscal 1995 to $42.5 million in the third quarter of fiscal 1996. This increase resulted primarily from continuing growth in sales of the Company's products to original equipment manufacturers ("OEMs").


    For the third quarter of fiscal 1996, OEM channel sales of $32.4 million represented approximately 76% of total net sales, compared to OEM channel sales of $18.7 million, representing approximately 73% of total net sales, for the third quarter of fiscal 1995. Domestic shipments to OEMs remained strong during the third quarter of fiscal 1996, offsetting continued soft demand in the international arena, primarily Europe, during this period. The Company's sales into the retail channel increased by $2.6 million, or 64% from $4.0 million in the third quarter of fiscal 1995 to $6.6 million in the third quarter of fiscal 1996. Sales of multi-monitor products increased by $428,000, or 21%, from $2.0 million in the third quarter of fiscal 1995 to $2.5 million in the third quarter of fiscal 1996.

    Gross Profit. Gross profit increased by $5.1 million, or 143%, from $3.5 million in the third quarter of fiscal 1995 to $8.6 million in the third quarter of fiscal 1996. During the period, gross profit as a percentage of net sales increased from 13.8% to 20.3%. The increase in the amount of gross profit resulted primarily from significant increases in sales volumes of the Company's products, offset by decreasing unit prices. The increase in gross profit as a percentage of net sales resulted primarily from increasing margins on sales of video graphic adapters to OEMs due to improved DRAM prices and availability and the economies of scale resulting from higher production volumes. However, as graphics technology moves toward more exotic types of memory such as MDRAM, WRAM, High Speed EDO VRAM, SGRAM, and Synchronous DRAM, no assurances can be given that these conditions will continue. Management believes that fluctuations in memory pricing and availability could again result in industry shortages and price pressures on the Company's products. In addition, increased revenues from the retail and multi-monitor and specialized technology channels contributed to the higher margin percentage.

    Research and Development Expenses. Research and development expenses increased by $469,000, or 65.8%, from $713,000 in the third quarter of fiscal 1995 to $1.2 million in the third quarter of fiscal 1996. This increase resulted from increased staffing and equipment requirements associated with the development of new products as well as the continuing enhancement and support of the Company's existing products. During the periods, expenses as a percentage of net sales remained unchanged at 2.8%.

    Sales and Marketing Expenses. Sales and marketing expenses increased by $855,000, or 43.0%, from $2.0 million in the third quarter of fiscal 1995 to $2.8 million in the third quarter of fiscal 1996. This increase in expenses resulted primarily from increased commissions paid as a result of higher sales and increased advertising and trade show expenses. During the periods, the expenses as a percentage of net sales declined from 7.8% to 6.7%.

    General and Administrative Expenses. General and administrative expenses increased by $785,000, or 55%, from $1.4 million in the third quarter of fiscal 1995 to $2.2 million in the third quarter of fiscal 1996. This increase in the amount of general and administrative expenses was due primarily to expenses associated with the Company's growth, including increased personnel expenses, facility costs and other operating expenses. During the periods, these expenses as a percentage of net sales declined from 5.5% to 5.2%.

NINE MONTHS ENDED JULY 31, 1996 COMPARED TO NINE MONTHS ENDED JULY 31, 1995.

    Net Sales. Net sales increased by $42.3 million, or 47.1%, from $89.8 million in the first nine months of fiscal 1995 to $132 million in the first nine months of fiscal 1996. This increase resulted primarily from continuing growth in sales of the Company's products to original equipment manufacturers ("OEMs").

    During the first nine months of fiscal 1996, OEM channel sales of $103.1 million, represented approximately 78% of total net sales, compared to OEM channel sales of $71.4 million representing approximately 80% of total net sales, for the first nine months of fiscal 1995. Domestic shipments to OEMs remained strong during the first nine months of fiscal 1996, offsetting continued soft demand in the international arena, primarily Europe, during this period. The Company's sales into the retail channel increased by $4.4 million, or 48%, from $9.1 million in the first nine months of fiscal 1995 to $13.5 million in the first nine months of fiscal 1996. Sales of multi-monitor products increased by $2.3 million, or 38%, from $5.8 million in the first nine months of fiscal 1995 to $8.1 million in the first nine months of fiscal 1996.

    Gross Profit. Gross profit increased by $10.9 million, or 81.8%, from $13.3 million in the first nine months of fiscal 1995 to $24.2 million in the first nine months of fiscal 1996. During the periods, gross profit as a percentage of net sales increased from 14.9% to 18.4%. The increase in the amount of gross profit resulted primarily from significant increases in sales volumes of the Company's products, offset by decreasing unit prices. The increase in gross profit as a percentage of net sales resulted primarily from increasing margins on sales of video graphic adapters to OEMs due to improved DRAM prices and availability and the economies of scale resulting from higher production volumes. In addition, increased revenues from the retail and multi-monitor and specialized technology channels contributed to the higher margin percentage. However, as graphics technology moves toward more exotic types of memory such as MDRAM, WRAM, High Speed EDO VRAM, SGRAM, and Synchronous DRAM, no assurances can be given that these conditions will continue. Management believes that fluctuations in memory pricing and availability could again result in industry shortages and price pressures on the Company's products.

     Research and Development Expenses. Research and development expenses increased by $924,000, or 45%, from $2.0 million in the first nine months of fiscal 1995 to $2.9 million in the first nine months of fiscal 1996. This increase resulted from increased staffing and equipment requirements associated with the development of new products and the continuing enhancement and support of the Company's products. During the periods, expenses as a percentage of net sales remained at 2.3%.

    Sales and Marketing Expenses. Sales and marketing expenses increased by $2.5 million, or 48.1%, from $5.3 million in the first nine months of fiscal 1995 to $7.8 million in the first nine months of fiscal 1996. This increase resulted primarily from additions to the Company's sales staff, increased commissions paid as a result of higher sales and increased advertising expenses and trade shows. During the periods, the expenses as a percentage of net sales remained at 5.9%.

    General and Administrative Expenses. General and administrative expenses increased by $2.1 million, or 45.7%, from $4.5 million in the first nine months of fiscal 1995 to $6.6 million in the first nine months of fiscal 1996. During these periods, expenses as a percentage of net sales remained at 5.0%. General and administrative expenses, exclusive of profit sharing expenses, increased by $1.8 million, or 44.1%, from $4.1 million in the first nine months of fiscal 1995 to $5.9 million in the first nine months of fiscal 1996, due primarily to expenses associated with the Company's growth, including increased personnel expenses and other expenses including insurance premiums, legal expenses, and facility costs. The Company's profit sharing allocation to employees, which amounted to 25% of income before taxes (as calculated prior to profit sharing expenses) in the first quarter of fiscal 1995, was reduced to 10% of income before taxes for the second quarter of fiscal 1995. As a result of higher levels of profitability, which offset this reduction, profit sharing expense increased by $249,000, or 62%, from $400,000 in the first nine months of fiscal 1995 to $649,000 in the first nine months of fiscal 1996.

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

    Cash generated from continuing operations was $9.7 million in the first nine months of fiscal 1996 resulting primarily from net income and a reduction in inventories, offset by increases in accounts receivable and reductions in accounts payable, compared to $7.8 million used in the first nine months of fiscal 1995. Working capital was $23.4 million at July 31, 1996, compared to $21.6 million at October 31, 1995, and cash was $4.1 million at July 31, 1996, compared to $4.2 million at October 31, 1995.

    Amounts invested in equipment totaled $1.9 million in the first nine months of fiscal 1996, compared with net purchases of equipment of $2.0 million in the first nine months of fiscal 1995. The amounts invested in equipment are primarily for manufacturing equipment additions and upgrades of existing equipment to support the demand for the Company's products from existing as well as new customers. The Company expects that additional capital expenditures for similar types of equipment will be required to support continued growth and demand for the Company's products.

     The Company currently has lines of credit of up to $25 million under a secured revolving credit facility (the "Revolving Credit Facility") which includes a $2 million term loan (the "Mezzanine Facility"). During the current fiscal year, the Company increased the size of its Revolving Credit Facility by $10 million to its current level. At July 31, 1996, the Company had outstanding $4.8 million and $1.6 million under the Revolving Credit Facility and the Mezzanine Facility, respectively. In connection with the Company's Offering, the Company's bank reduced the interest rate of the Revolving Credit Facility from prime plus 1.75% to prime plus 0.75% and has agreed that the minimum monthly interest requirement of $25,000 called for by the Revolving Credit Facility can be satisfied by interest accrued pursuant to both the Revolving Credit Facility and the Mezzanine Facility. In return, the Company agreed to more restrictive standards in its financial covenants and to pay the bank a $100,000 fee for restructuring the Company's bank facilities. The interest rate on the Mezzanine Facility was reduced from prime plus 3% to prime plus 0.75% in the first quarter of fiscal 1996.

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



PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company was served notice of the filing of a class action lawsuit on September 6, 1995 in the 134th Judicial District Court of Dallas County, Texas against it and three executive officers and directors of the Company. The alleged class of Plaintiffs consists of all persons who purchased shares of the Company's stock on the open market between February 14, 1995 and May 24, 1995. The Plaintiffs, who seek unspecified damages, allege that the Company's Registration Statement and Prospectus in its initial public offering contained false and materially misleading statements. The Company and the individual defendants deny the Plaintiffs' allegations and are vigorously defending this action.

ITEM 5.  OTHER INFORMATION - BUSINESS RISKS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and the Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below.

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

     For further discussion of additional business risks or investment considerations, see Part I, pages 1 through 15 of the Company's Annual Report
- -Form 10-K for the fiscal year ended October 31, 1995 and "Risk Factors" contained in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on February 14, 1995 (Registration No. 33-87612).

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              EXHIBIT
              NUMBER
              -------
               11.1 Computation of Earnings Per Common Share and Common Equivalent Share

               27.1      Financial Data Schedule

         (b)  Current Reports on Form 8-K

              There were no reports filed on Form 8-K during the quarterly period ended July 31, 1996.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     STB SYSTEMS, INC.


Dated: September 16, 1996            By:      /s/  William E. Ogle
                                        -------------------------------------
                                        President and Chief Executive Officer


Dated: September 16, 1996            By:       /s/  Bryan F. Keyes
                                        -------------------------------------
                                        Bryan F. Keyes, Treasurer, Director
                                        of Legal and Finance and Chief
                                        Accounting Officer