Form 10-K405
period 1996-10-31
STB SYSTEMS INC
filed 1997-01-29
CIK 934596

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                      Form 10-K

(Mark One)

[X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended October 31, 1996

                                          or

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from ________________ to ________________
Commission file number 0-25540


                                  STB SYSTEMS, INC.
                (Exact name of registrant as specified in its charter)


                  Texas                            75-1855896
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)             Identification No.)

       1651 North Glenville Drive
            Richardson, Texas                        75081
 (Address of principal executive offices)          (Zip Code)

         Registrant's telephone number, including area code:  (972) 234-8750

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         None

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                       Common Stock, par value $0.01 per share
                                   (Title of class)

    Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes   X         No
                           -------        -------

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value on January 27, 1997 of the registrant's voting securities held by non-affiliates was $122,584,214.

    Number of shares of registrant's Common Stock, par value $0.01 per share, outstanding as of January 27, 1996: 4,521,394.

                         DOCUMENTS INCORPORATED BY REFERENCE

    (a) Selected portions of the registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1996. - Part II

    (b) Selected portions of the registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders. - Part III

                                        PART I

ITEM 1.  BUSINESS.


    UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERM "COMPANY" OR "STB" WHEN USED IN THIS REPORT REFERS TO STB SYSTEMS, INC., A TEXAS CORPORATION, AND ITS CONSOLIDATED SUBSIDIARIES AND PRIOR AFFILIATES. THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN OR CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING WITHOUT LIMITATION THOSE SET FORTH UNDER "--RISK FACTORS" BELOW.

INTRODUCTION

    STB designs, manufactures and sells multimedia subsystem and specialized technology products. The Company's multimedia subsystem products, which are designed for use primarily in desktop personal computers ("PCs"), include a full range of multimedia accelerators (formerly referred to as "graphics adaptors" or "video graphics adaptors"), almost all of which are capable of displaying full-motion video images on a monitor. These multimedia accelerators enable users to take advantage of true-color graphics, 3D and video features found in the latest PC operating systems, such as Microsoft Windows 95 and Windows NT, and in multimedia applications and are designed for use primarily in mid-range to high-end PCs. The Company's multimedia subsystem product line also includes several complementary products, including digital video products and sound cards. The Company's multimedia subsystem products are sold to original equipment manufacturers ("OEMs") and, to a lesser extent, to commercial customers, such as retailers, distributors and direct-mail companies. The Company's OEM and commercial customers include Gateway 2000, Dell Computer, Compaq Computer, IBM, CompUSA, Best Buy, Computer City, Tech Data, Ingram Micro and Avnet.

    STB's specialized technology products incorporate graphics technologies and are usually designed to enable one computer to simultaneously control the display of multiple monitors. These products are sold to customers for specialized applications in a number of industries, including the financial services, hospitality, factory automation, transportation and emergency response industries. The Company's customers for specialized technology products include Reuters and Citibank.

     According to International Data Corporation ("IDC"), STB has increased its market share to become the second largest independent supplier of multimedia accelerators (based on units shipped), with an estimated 16.7% worldwide market share in 1995.

INDUSTRY


    According to Dataquest, an estimated 71.7 million PCs were expected to be shipped worldwide in 1996, compared to 60.2 million units in 1995 and 47.9 million units in 1994. A substantial portion of the PCs shipped in recent periods incorporate high performance

Intel Pentium and Pentium Pro processors and support multimedia functionality, including CD-ROM storage, higher-resolution graphics, digital video and audio and, in some systems, hardware 3D and telecommunications. The evolution of these multimedia-enabled PCs has been driven by the proliferation of higher performance hardware, operating systems like Microsoft Windows 95 and Windows NT, the popularity of the Internet and the growth in the number of consumer and business applications featuring greater use of 3D graphics, video and sound.

    Multimedia applications typically place significantly higher processing demands on a PC's central processing unit ("CPU"), which can substantially degrade system performance. The processing burden on the CPU can be reduced by off-loading the multimedia-intensive processing functions to specialized video graphics and other multimedia subsystems. This allows for significant improvements in a PC's performance and can be achieved either through the placement of subsystems on the motherboard or the use of add-in subsystems. Motherboard implementations typically cost less but generally provide lower levels of functionality and performance. While add-in subsystems cost slightly more, they generally can support higher levels of functionality and provide a higher degree of flexibility in PC configuration, which allows PC manufacturers to more rapidly integrate new technologies into their product lines and to meet a range of price and performance requirements.

    The market continually demands more sophisticated multimedia products as new technologies evolve and enter the mainstream. Intel's incorporation of the MMX extended instruction set in its microprocessors, as well as efforts to develop specifications for an accelerated graphics port ("AGP"), demonstrate the demand for higher CPU functionality and better integration between the CPU and the PC graphics subsystem. The incorporation of these architectural enhancements, in addition to evolving standards such as MPEG-2 decompression, Dolby Digital audio and DVD storage, are laying the foundation for using the PC as an enabling platform for digital television, video teleconferencing and other emerging multimedia capabilities.

    The accelerating pace of technological advancement in the PC industry has made it increasingly difficult for OEMs to devote the resources necessary for the timely internal development of multimedia subsystems incorporating the latest innovations. Furthermore, many OEMs are seeking to expand their product lines in response to consumer demand for a broader range of price and performance options. As a result, the Company believes OEMs increasingly are choosing to outsource many of their component and subsystem needs to specialized subsystem vendors with focused development efforts.

STRATEGY

    The Company's goal is to become the leading supplier of multimedia accelerators and certain other multimedia subsystems for PCs. The Company's focus on the design, manufacture and sale of multimedia accelerators has earned it a reputation for providing advanced graphics display solutions. With its size and reputation, the Company has built relationships with chip suppliers that allow it to obtain advance information about new developments in video controller chip technology. Additionally, close relationships with many of its OEM customers better enable the Company to determine what future performance features are most desired. The Company believes that the strength of these relationships also places it in a strong position to be the provider of choice to OEMs for a number of other multimedia subsystem products. STB believes that it is positioned to compete effectively by using its knowledge of technological advances and customer desires, together with its own value-added development of software drivers and utilities, to provide high-quality multimedia accelerators and other multimedia subsystems to the PC marketplace on a timely, cost-effective basis. The Company also seeks to take advantage of its expertise gained in developing multimedia subsystem products to develop its specialized technology products.

    The major elements of the Company's strategic plan are as follows:

    FOCUS ON MULTIMEDIA ACCELERATOR MARKET AND EMERGING MULTIMEDIA SUBSYSTEM OPPORTUNITIES. The Company intends to continue focusing its efforts on the multimedia accelerator market, where it has consistently demonstrated an ability to introduce innovative multimedia accelerators designed to satisfy rapidly evolving and increasingly demanding performance standards. Furthermore, the Company believes that it can leverage its strong OEM relationships and technological and manufacturing expertise to be the provider of choice to OEMs for other multimedia subsystem products.

    CONTINUED FOCUS ON OEM SALES CHANNEL. The Company has continued to focus on the OEM sales channel, as evidenced by a significant increase in sales within this channel during fiscal 1996 and the fact that approximately 81% of the Company's revenues during the fiscal year were derived from sales to OEMs. The expansion of the Company's business with several established OEM customers, such as Gateway 2000, as well as the recent addition of several new OEM customers, including Dell Computer, Compaq Computer and IBM, demonstrate the success of the Company's commitment to meeting the needs of OEMs. Historically, the Company has provided OEMs with mid-range multimedia accelerators. The Company recently has commenced delivery of high-end multimedia accelerators and other multimedia subsystem products in an effort to expand its product offerings to the OEM market.

    CONTROL OF MANUFACTURING. The Company believes that it is the only major independent supplier of multimedia accelerators that manufactures its own products rather than outsourcing its manufacturing operations. The Company believes that having its own manufacturing facility in Juarez, Mexico enables it to maintain lower manufacturing costs, meet expedited customer delivery schedules, quickly adjust to changes in product orders, achieve shorter production cycles and accommodate modified or unusual design specifications, while at the same time ensuring product quality and reliability.

    CONTROLLER CHIP INDEPENDENCE. Unlike some of its competitors, the Company designs its products after evaluating controller chips produced by a number of leading suppliers. The selection of a controller chip is based on competitive factors including cost, performance, compatibility and reliability of supply. The Company believes that purchasing rather than internally developing controller chips allows it to consistently develop products incorporating the latest technological advances. Moreover, the Company is able to leverage the substantial expenditures made by developers of controller chips, achieve component flexibility and decrease the time and expense required to develop new products. See "--Risk Factors--Dependence on Suppliers."

    MINIMIZE DESIGN-TO-MARKET CYCLES. By capitalizing on the foregoing elements of its strategy, STB is able to design, manufacture, test and ship new products in relatively short amounts of time, which is particularly important for obtaining, maintaining and strengthening relationships with its OEM customers, who also must operate under short design-to-market cycles.

    SELECTIVELY PURSUE OTHER SALES CHANNELS.  In addition to focusing on the
OEM sales channel, the Company intends to continue its efforts to further penetrate the commercial market. The Company believes that the high quality, low cost standards that it must meet for its OEM customers better position it to provide competitive products in the commercial market. The Company believes that increasing awareness of the STB brand, created in part by its penetration in the OEM sales channel, has strengthened its position in the commercial market. This strength is demonstrated by the Company's substantial increase in commercial channel sales during fiscal 1996 and by the addition of significant retailers such as Best Buy to its customer base. The Company also seeks to take advantage of its expertise gained in developing multimedia subsystem products to develop its specialized technology products. The Company believes it is one of the largest suppliers of specialized technology products in the world and intends to continue marketing these products to current customers, as well as to new customers in the same and other targeted industries.

    BRING NEW TECHNOLOGIES TO THE MARKETPLACE. The Company's experienced software and hardware engineers provide STB with industry-leading expertise.
The Company intends to continue applying this expertise to respond quickly to customer requirements, anticipate trends and advances in its industry and expand its product line to take advantage of new technology applications. In particular, the Company believes that its video graphics expertise places it in a strong position to develop competitive products employing the most advanced digital video and audio technologies, including TV tuner cards, DVS products and DVD products.


PRODUCTS

    The Company divides its products into two categories: multimedia subsystem products and specialized technology products. From its entry-level to its most sophisticated products, the Company offers customers products that enhance the video and audio capabilities for an increasingly broad range of PC configurations and applications.

MULTIMEDIA SUBSYSTEM PRODUCTS

    The Company's multimedia subsystem products include a full range of multimedia accelerators at various price points, as well as other multimedia subsystem products. The Company's current major products include the following:

-------------------------------------------------------------------------------
PRODUCT NAME                         DESCRIPTION                      STATUS
-------------------------------------------------------------------------------
                               MULTIMEDIA ACCELERATORS
-------------------------------------------------------------------------------
Powergraph64        Entry-level 2D multimedia accelerator           Mature
Video               using either 1MB or 2MB of EDO DRAM
-------------------------------------------------------------------------------
Powergraph 3D       Consumer 3D multimedia accelerator              Shipping
                    using 2MB of EDO DRAM
-------------------------------------------------------------------------------
Lightspeed 128      High performance 2D multimedia accelerator      Shipping
                    using either 2MB or 2.25MB of MDRAM (Multi-
                    bank DRAM)
-------------------------------------------------------------------------------
Velocity 3D         Workstation 3D multimedia accelerator using     Shipping
                    4MB of EDO VRAM, upgradable to 8MB using 4MB
                    of EDO DRAM
-------------------------------------------------------------------------------
                         OTHER MULTIMEDIA SUBSYSTEM PRODUCTS
-------------------------------------------------------------------------------
Soundrage 32        Plug and play wavetable sound card with 32      Shipping
                    voice synthesis
-------------------------------------------------------------------------------
Soundrage 32 3D     Soundrage 32 with special audio effects,        Shipping
                    such as 3D sound
-------------------------------------------------------------------------------
TV Tuner Card       TV tuner product allowing TV playback,          Shipping
                    video capture, video conferencing and
                    Intercast support on the multimedia PC
                    system
-------------------------------------------------------------------------------
DVS                 MPEG-2 video/audio decoder for displaying       Newly
                    compressed television programming from          Introduced
                    satellite or cable signal
-------------------------------------------------------------------------------
DVD                 MPEG-2 video and Dolby Digital audio            Under
                    decoder for playback of DVD format              Development
                    multimedia applications
-------------------------------------------------------------------------------
Video               Enhanced multimedia accelerator with            Under
Teleconferencing    camera interface, compression/decompression     Development
                    capability and user interface software
-------------------------------------------------------------------------------

    The Company anticipates that its multimedia subsystem product line will continue to evolve based upon its assessment of strategic multimedia opportunities and the continuing demand for new generations of video and audio solutions from OEMs and end-users. The Company's multimedia subsystem products tend to have relatively short life cycles, reflecting the dynamic nature of technological development within the PC industry. OEMs introduce new system configurations as often as twice a year, and the Company must introduce its new products to comply with OEMs' schedules. The life cycle for a multimedia accelerator typically is 6 to 9 months (plus a few additional months of sales of certain of such products in the commercial market).

    MULTIMEDIA ACCELERATORS. Almost all of the Company's multimedia accelerators are capable of displaying full-motion video images on a monitor. A multimedia accelerator consists of a printed circuit board configured with a video controller chip, memory chips and software drivers and utilities.
The Company believes that optimal graphics enhancement and video display require custom software and hardware design that maximize the performance and features of a PC system. The Company distinguishes its products from those of its competitors through its innovative proprietary software drivers and utilities and through the hardware design of its multimedia accelerators.
The Company incorporates its proprietary STB Vision software on all of its multimedia accelerator products. STB, Vision software supports various chip sets, with a consistent interface that supports multiple languages, including German, English, French, Dutch, Polish, Japanese, Italian and Spanish, and enhances the performance of a multimedia accelerator.

    The Company's multimedia accelerator product line is comprised of products with varying degrees of performance based on display speed, resolution, color depth and 2D/3D capability. The display speed of a multimedia accelerator is determined primarily by the controller chip and software drivers, while display resolution and color depth are determined primarily by the amount of display memory. The Company offers a large family of multimedia accelerators that are compatible with the bus architectures prevalent in today's market.

    By offering a complete line of multimedia accelerators, the Company can better establish and build relationships with OEMs. The Company currently offers a high-end multimedia accelerator that has 3D capability and 4 megabytes of EDO (extended data out) VRAM (video random access memory) and 4 megabytes of EDO DRAM (dynamic random access memory). The Company offers a number of mid-range products, including products with 2D and 3D capability, which generally contain from 1 to 2 megabytes of EDO DRAM memory or 2 to 2.5 megabytes of MDRAM memory. The Company's entry-level multimedia accelerators generally perform at slower speeds but produce industry standard display resolution and color depth. Although entry-level products generate only a small portion of the Company's overall revenue and profit, they allow the Company to offer a complete line of multimedia accelerators.

    OTHER MULTIMEDIA SUBSYSTEM PRODUCTS. In addition to multimedia accelerators, the Company also offers complementary multimedia subsystem products that incorporate emerging technologies.

    - SOUND CARDS. A sound card, or "audio adapter," converts digital audio information into high-fidelity, stereo-quality sound. A sound card incorporates an audio controller chip, memory chips and software drivers and utilities in configurations designed to produce high quality sound. The Company began shipping sound card products in July 1996 in response to OEM customer demand for this additional product offering. The Company believes that its sound cards are an important complement to its video display products. The sale of sound cards accounted for 4.6% of net sales in fiscal 1996.

    - TV TUNER CARDS. The Company's TV tuner cards are capable of receiving analog television broadcasts or cable transmissions and producing a full-motion television display on a PC monitor. One important feature of these products is their ability to take advantage of Intel Intercast, which broadcasts information similar to a web page within an analog transmission signal. These products are sold through the OEM channel, and are available through retailers such as CompUSA, Best Buy and Computer City. The Company's Video Rage TV tuner/video graphics subsystem is used in Gateway 2000's Destination PC/TV product line.

    - DVS PRODUCTS. The Company's DVS products are capable of receiving MPEG-2 encoded data from a satellite source or other medium and displaying the data on a PC or TV monitor to produce full-screen, full-motion video images. The Company's DVS products are intended to be used in conjunction with products of satellite entertainment providers, such as Direct TV and Echostar. The Company began limited production of DVS products in the fourth quarter of fiscal 1996.

    In addition to the multimedia subsystem products that the Company currently offers, it is currently developing the following products:

    - DVD PRODUCTS. DVD products are capable of producing broadcast quality video and audio playback of the digital information stored on DVD disks. DVD disks are capable of storing seven or more times more data than a CD-ROM disk of the same physical size. It is therefore anticipated that DVD will become the medium of choice for various entertainment and multimedia products that require increasing amounts of data storage capacity. The Company believes that its knowledge of MPEG-2 video and Dolby Digital audio standards gained in developing its DVS products provides it with much of the expertise needed to produce DVD products. The Company has not received any orders for these products to date.

    - VIDEO TELECONFERENCING PRODUCTS. The Company is developing products that are capable of capturing, compressing and transmitting full-motion video images, while simultaneously receiving, decompressing and displaying full-motion video images. These products are intended for the consumer and corporate markets and will provide fully synchronized video and audio teleconferencing capabilities for PC systems. The Company has not received any orders for these products to date.

    The Company's multimedia subsystem products (other than multimedia accelerators and sound cards) are still in the early, limited production stage or are in development. There can be no assurance that such products can be produced in profitable quantities, if at all. The Company anticipates that it will continue to expend efforts to develop these and other potential products. See "--Risk Factors--Entry Into New Product Markets."

SPECIALIZED TECHNOLOGY PRODUCTS

    The Company's specialized technology products are characterized by their incorporation of complex technologies, relatively low unit sales volumes and relatively high unit prices and gross profit margins. The Company's specialized technology products are sold primarily to resellers and corporate customers for specialized applications in a number of industries, including the financial services, hospitality, factory automation, transportation and emergency response industries. Most specialized technology products are designed to enable a single computer to control the display of more than one monitor. The use of the Company's multi-monitor specialized technology products in certain configurations can allow one computer to control up to 32 monitors. The Company believes it is one of the largest suppliers of multi-monitor products in the world.

    The Company offers two families of multi-monitor multimedia accelerator products distinguished by the resolution of the monitors with which they are designed to be used. The MVP family of products is used with high-resolution monitors, and the Channel family is used with low-resolution, television-type monitors. An important component that the Company incorporates into the MVP is its "virtual screen" software driver and Mediator utility. This software driver allows multiple monitors to act as a single screen, displaying numerous "windows" of information through only one computer. The Mediator utility allows the user to control the placement of applications on the available displays. Many financial institutions employ this capability in their trading rooms, where large amounts of information must be continuously available to traders. The Company has made technological advances to its existing MVP product line, including the introduction of new products, such as full motion digital video scalers and five video/TV tuner input ports, which are based on the PCI bus standard and new video graphics drivers and utilities. Channel products are used in applications, such as airport arrival and departure displays, where lower cost and larger display size are more important than clarity of display. Channel products are also used to facilitate the selection of on-demand programming for hotel room televisions.

    The Company also recently introduced several specialized technology products that incorporate digital video features that meet the MPEG-2 decompression standard and may or may not incorporate a multimedia accelerator. These products, some of which have multi-monitor control capability, may be used for applications such as video-on-demand, storing video data for viewing at a later time and receiving MPEG-2 encoded material over direct broadcast satellite or advanced technology cable. There can be no assurance that such products can be produced in profitable quantities, if at all. See "--Risk Factors--Entry Into New Product Markets."

    Listed below are the principal industries and applications for the Company's specialized technology products:

    INDUSTRY                 APPLICATION
    --------                 -----------
Financial services      Support of simultaneous display of multiple data
                        sources on multiple monitors from a single PC for use by financial traders

Hospitality             Control of display on hotel room televisions to allow
                        guests to view movie choices, review bill prior to checking out and obtain other information

Factory automation      Dual-monitor graphical man-machine interface for
                        factory machinery

Transportation          Flight arrival and departure information

Emergency response      911 emergency call center displays to allow the operator
                        to follow multiple calls simultaneously, plus view a map of the emergency location on a separate monitor

DESIGN AND DEVELOPMENT

    The timely development and introduction of new products is essential to meeting the performance requirements of OEM customers as well as reinforcing the Company's competitive position in STB's other sales channels. The Company works closely with its OEM customers and suppliers to develop new products that satisfy specific OEM product requirements, such as performance and display features. The Company's software and hardware engineers design, develop and test the new product prototype, selecting the most appropriate controller chip, memory chips and other components for the product.

    Operating compatibility of the Company's products is critical for customer acceptance. STB's compatibility lab personnel ensure that the new product can function properly in a variety of PC system configurations and with most popular commercial application software and operating systems. The compatibility lab also compares the test performance of the Company's products against that of competitors' products. In addition, STB sends product prototypes to OEM customers for performance and compatibility testing and to the Federal Communications Commission (the "FCC") and to the Cenelec branch of the European Economic Community ("EEC") for "CE Certification." See "--Government Regulations." After any necessary modifications are made to a product, it is released for production.

    The Company's design and development personnel have enabled STB to repeatedly deliver the latest technologies to the OEM market. The Company also has won numerous top awards from recognized industry magazines, including PC Magazine, PC World, Windows Magazine, PC Professional, Multimedia World, InfoWorld and New Media Magazine.

    The Company believes that the strength of its engineering resources is critical to its competitiveness. The Company has substantially increased its engineering and technical resources, so that as of December 31, 1996 it had a total engineering staff of 67, including 39 engineers. In particular, the Company added 13 software engineers during the period ended December 31, 1996, bringing the total number of software engineers to 24 as of December
31, 1996. The Company has also established software engineering centers in Houston, Texas and Eugene, Oregon and has made commitments to open an engineering design center in Ireland in fiscal 1997. The Company's engineering resources are critical to its strength in responding quickly to customer requirements, anticipating trends and advances in its industry and expanding its product line to take advantage of new technology applications. See "--Products" and "--Risk Factors--Dependence on Key Personnel." The
Company anticipates that it will continue to increase its engineering resources in the future.

SUPPLIERS

    The Company believes that its close relationships with its component suppliers are essential to producing low-cost, innovative products and maintaining short design-to-market cycles. The Company's primary products, multimedia accelerators, are printed circuit boards that contain a number of components, including a video controller chip, memory chips, logic chips, capacitors and resistors. The video controller chip, which regulates the information that is displayed on the PC monitor, and the memory chip, which stores graphics information for display, are the most important components in determining the functions and manufacturing cost of a multimedia accelerator. The Company's other multimedia subsystem products generally contain components similar to those found on an STB multimedia accelerator but with different types of controller chips.

    The Company purchases memory chips from a number of manufacturers, including Hyundai, Mosel/Vitelic, NEC, Toshiba, IBM and Samsung. Memory chips generally are less expensive if purchased directly from the manufacturer, but manufacturers sometimes do not produce sufficient quantities of memory chips to satisfy market demand. In times of restricted supply of memory chips, manufacturers may allocate the sale of their memory chips to customers based, among other factors, upon purchase volumes and the customer's creditworthiness. The Company's ability to purchase from distributors, and possibly on the spot market, provides an alternative, but more costly, source of supply if the Company cannot obtain necessary supplies from memory chip manufacturers. See "--Risk Factors--Dependence on Suppliers."

    The Company purchases controller chips directly from a number of suppliers, including S3, Cirrus Logic, Tseng Labs, Brooktree, SGS Thompson, Advanced Micro Devices and Zoran. These controller chips typically include related software drivers, which the Company's software engineers often enhance for use in STB products. In addition to controller chips and the related software drivers, several other components that are used in the Company's products are obtained from single or limited sources. The Company has no guaranteed supply arrangements with any of its suppliers, and there can be no assurance that current suppliers will be able to meet its requirements. While the Company believes that with respect to its single and limited source components it could obtain similar products from other sources, it likely would be required to pay significantly more for such products, alter product designs to use alternative products or reduce or delay its production of the related products. As a result of delays in the delivery of components, lack of available components or the lack of compatible software drivers from component vendors, the Company has in the past experienced difficulty in meeting its own scheduled shipment dates to customers, and such difficulties could recur. See "--Risk Factors--Dependence on Suppliers."

    The Company's unit component costs tend to be volatile, and a significant increase or decrease in unit component costs may have a significant effect on the Company's results of operations. The Company may experience component cost increases in the future, which could have a negative effect upon gross profit margins and gross profits. See "--Risk Factors--Dependence on Suppliers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

MANUFACTURING

    STB considers its ability to manufacture high quality products at a low cost to be critical to its competitiveness. STB began manufacturing at its facility in Juarez, Mexico in 1988 and presently conducts substantially all of its manufacturing operations at this ISO 9002 certified facility. STB believes that by operating its own manufacturing facility the Company has a competitive advantage in terms of its ability to respond quickly to changing customer needs and to control product quality. The Company's manufacturing facility is located in Juarez, Mexico to benefit from low labor and shipping costs, as well as proximity to the Company's headquarters in Richardson, Texas. The Company has increased its monthly manufacturing capacity in Mexico from approximately 120,000 boards at the beginning of fiscal 1995 to approximately 400,000 boards as of the end of fiscal 1996, depending on product mix. This increase in manufacturing capacity has been achieved primarily through the addition of new high-volume surface-mount technology ("SMT") equipment, as well as through upgrading existing equipment. The Company believes that the addition of this equipment has increased not only its manufacturing capacity but also the speed and efficiency of its manufacturing operations. With this additional equipment, the Company believes its manufacturing capacity is sufficient for its current level of operations.

Nevertheless, the Company recently entered into a lease for a larger facility near its present manufacturing facility, which should enable the Company to significantly increase its manufacturing capacity. See "Properties," "--Risk Factors--Management of Growth" and "--Risk Factors--Single Manufacturing Facility."

    The Company emphasizes a comprehensive quality control program at each step in the manufacturing process. The manufacturing process involves both automated and manual placement and soldering of components on the circuit board. After final assembly is completed, each product unit undergoes an elevated temperature burn-in, a process simulating a PC environment in which the product is placed in an oven and connected to an electrical source for several hours. After each product has been burned-in, it is placed through a series of diagnostic tests to detect defects. The Company believes its comprehensive testing procedures significantly contribute to its ability to satisfy its customers' stringent product performance and reliability requirements. The Company offers a limited warranty ranging from 15 to 39 months for products sold to OEMs, a two-year limited warranty on its specialized technology products and a limited lifetime warranty on products sold to commercial customers.

    While the Company conducts substantially all of its manufacturing operations at its facility in Juarez, Mexico, it maintains a smaller facility at its Richardson, Texas headquarters for the development and testing of prototypes and the first-run testing of new products. The Company also maintains a separate facility in Richardson, Texas for technical support and product repair. In addition, the Company burns-in and functionally tests a small portion of its products assembled in Mexico at its Richardson, Texas facilities.

    STB provides contract assembly services for third parties, providing incremental gross profit and contributing to the absorption of overhead by increasing utilization of manufacturing capacity. Revenues from these assembly services constituted approximately 2% of the Company's net sales for fiscal 1996.

SALES AND MARKETING

    SALES. The Company presently sells its products in North America, most countries in Europe and certain countries in the Pacific Rim. United States sales accounted for approximately 80% of the Company's net sales in fiscal 1996.

    The Company organizes its Richardson, Texas-based North American sales force on the basis of its three sales channels. The OEM sales force coordinates the efforts of the Company's independent sales representatives and provides direct sales coverage of selected OEMs. The commercial market sales force focuses on marketing and sales to retailers, distributors and direct mail companies. The specialized technology sales force coordinates its efforts with the Company's engineering staff to create interest among prospects and customers and to determine product features.

    The Company's North American sales force generally operates in tandem with the Company's independent sales representative network. These sales representatives typically are retained based on relationships they have with potential customers. The Company believes that the services of independent sales representatives are important to obtaining and maintaining relationships with certain OEM and commercial customers. The Company's independent sales representatives generally do not sell products competitive with those products that they handle for the Company. The Company generally does not utilize independent sales representatives for its specialized technology products.

    The Company's European sales force, which is headquartered in London, is responsible for OEM, commercial and specialized technology product sales in the region. The European sales force has more direct sales coverage responsibility than the North American sales force because STB employs fewer European independent sales representatives. The Company's marketing and sales efforts for countries outside of North America and Europe are coordinated from STB's Richardson, Texas offices.

    The Company's net sales to OEMs, the commercial market and specialized technology customers represented approximately 81%, 11% and 6% of the Company's total net sales in fiscal 1996. The Company's top three customers accounted for approximately 60% of net sales during fiscal 1996, and net sales to Gateway 2000 accounted for approximately 47% of the Company's net sales for the fiscal year. The Company recently has increased its marketing efforts in the commercial market. The Company believes that its recent increase in commercial channel sales is attributable to these increased efforts. The Company sells products to the commercial market through specialty retailers, such as CompUSA, Best Buy and Computer City, and to commercial distributors, such as Tech Data, Ingram Micro and Avnet. The Company sells its specialized technology products primarily to resellers and corporate customers in the financial services, hospitality, factory automation, transportation and emergency response industries, which include customers such as Reuters and Citibank.

    The Company generally allows returns in the form of stock rotations only of products sold through the commercial channel. The Company's current stock rotation policies typically permit a commercial channel customer to return approximately 10% of products purchased from STB within the previous 90 days if it places an order for other STB products of equal or greater value. The Company usually is able to resell returned products. In addition, the Company typically provides price protection to commercial channel customers in the form of credits for price reductions on products remaining in customer inventories. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Overview" and "--Risk Factors--Stock Rotation and Price Protection Risks."

    The Company currently sells all its products at prices denominated in U.S. dollars, but expects to sell its products in other currencies in the future, thereby increasing its currency exposure risk. Additionally, a substantial portion of the Company's manufacturing labor costs are incurred in Mexican pesos. See "--Risk Factors--International Operations."

    MARKETING. STB promotes its products to OEM customers and specialized technology customers primarily through the efforts of the Company's sales force and sales representatives. The Company believes such direct promotion enables it to develop products that are more in line with customers' needs and with market trends. The Company supplements these efforts through the promotion of its products at industry trade shows. The Company's commercial channel marketing efforts include advertising in recognized industry trade magazines and cooperative promotional efforts with retailers and commercial distributors.

TECHNICAL SUPPORT

    The Company believes that providing technical support to its customers is essential to its ongoing competitiveness. The Company maintains a toll-free telephone line in the United States for technical support of its specialized technology products and for its multimedia accelerator products and other multimedia subsystem products sold in the commercial market. The Company also maintains electronic bulletin board systems in Richardson, Texas and London, England to provide customers with new software drivers and utilities's that update the capabilities of the Company's products. The Company's technical support group provides the software on disk at a nominal charge to customers who are unable to obtain updates through the electronic bulletin board system. The Company's policy of providing updates allows products to maintain compatibility with new versions of software and increases the useful life of these products. The Company also devotes significant efforts to the preparation of user manuals and other product documentation that are informative and easy to understand.

COMPETITION

    The market for the Company's products is highly competitive. The Company competes with independent manufacturers of brand name multimedia subsystem products, as well as contract manufacturers and certain OEM manufacturing operations that produce multimedia subsystem products. See "--Industry." The Company's major competitors in the multimedia subsystem product market include Diamond Multimedia, ATI Technologies, Number Nine Visual Technology, Matrox, Miro, Elsa, Creative Labs, Ensoniq, CEI, Hauppauge and Aztec. In the specialized technology product market, the Company's major competitors include ColorGraphics, Datapath and Miro.

    In addition to its major competitors, certain of the Company's suppliers sell controller chips directly to OEMs for use in internally produced multimedia accelerators, other multimedia subsystems or on motherboards. If one or more of the Company's significant OEM customers were to commence or increase internal production of multimedia accelerators or other multimedia subsystems, the Company's results of operations could be negatively impacted. Furthermore, a number of significant OEM s currently integrate video controller chips on the motherboard of their PCs. If one or more of the Company's significant OEM customers begins to incorporate video controller chips or other controller chips onto motherboards rather than using the Company's products, the Company's results of operations could be negatively impacted. See "--Risk Factors-- Dependence on Multimedia Accelerator Market; Migration to Motherboard."

    The Company competes in its markets on the basis of a number of factors, including the compatibility, reliability, price and performance of its products, its ability to reach the market quickly with new products, its ability to meet customer delivery and reliability requirements, the quality of its technical support and its ability to develop and maintain relationships with customers and suppliers. Many of the Company's competitors and potential competitors have greater financial, marketing, manufacturing and technical resources than the Company. In addition, some of the Company's competitors manufacture their own controller chips, which in certain circumstances may provide these competitors with an advantage over the Company. Furthermore, while the Company believes it is the only supplier of brand name multimedia accelerators that produces its own products, some of STB's competitors internally manufacture other multimedia subsystem products, such as sound cards and TV tuner cards. The rapid pace of change in the Company's industry places a premium on factors that include the knowledge and experience of a company's management, engineers and other personnel and their ability to develop and improve products. The Company has substantially increased its engineering resources over the last year and believes that its ability to continue adding new engineers to its staff in the future will affect its competitiveness. See "--Risk Factors--Dependence on Key Personnel."

INTELLECTUAL PROPERTY

    The Company's success depends in part upon its proprietary technology, consisting of both its software drivers and utilities and its hardware designs. The Company relies upon copyright, trademark and trade secret laws to protect its proprietary technology. The Company generally also enters into nondisclosure agreements with persons to whom it reveals its proprietary information, such as OEMs that the Company works with concerning future products. There can be no assurance that the Company's present protective measures will be adequate to prevent misappropriation of its technology or independent third party development of the same or similar technology. Many foreign jurisdictions offer less protection of intellectual property rights than the United States, and there can be no assurance that the protection provided to the Company's proprietary technology by the laws of the United States or foreign jurisdictions will be sufficient to protect the Company's technology. See "--Risk Factors--Proprietary Technology." While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that the rapid pace of technological change in the multimedia accelerator industry will cause other factors to be more significant in maintaining the Company's competitive position. These factors include the technical expertise, knowledge and innovative skill of the Company's management and technical personnel, name recognition, the timeliness and quality of support services provided by the Company and its ability to rapidly develop, produce, enhance and market innovative products.

    STB generally enters into nondisclosure agreements with suppliers of components for its products in connection with discussions regarding forthcoming features of those components. The Company also commonly enters into licensing agreements with suppliers of components that the Company desires to incorporate into its products.

    The Company has filed one United States patent application and a corresponding international patent application under the Patent Cooperation Treaty for an invention associated with the Company's MPEG-2 related products. The Company also has a United States trademark registration for the STB logo, and owns common law trademark rights with respect to certain other trademarks.

    It is common in the computer industry for companies to assert intellectual property infringement claims against other companies. As a consequence, the Company indemnifies some OEM customers in certain respects against intellectual property claims relating to STB's products. The Company presently is unaware of any material intellectual property claims pending against it. If an intellectual property claim were brought against the Company and one of the Company's products were found to be infringing upon the rights of others, the Company could be required to pay infringement damages, pay licensing fees, modify its products so that they are not infringing or discontinue offering products that were found to be infringing, any of which could materially adversely affect the Company and its results of operations. In addition, the assertion of such claims against one or more of the Company's vendors could adversely affect the availability from those vendors of components used by the Company. See "--Risk Factors--Intellectual Property Infringement Claims."

GOVERNMENT REGULATIONS

    The Company's business is regulated by federal, state, local and foreign authorities. The products produced by the Company are subject to approval by the FCC and the EEC to assure that they do not interfere with the frequencies of other consumer electronics products. The Company installs certain filter circuitry on its products to prevent them from disturbing other frequencies in compliance with FCC and EEC regulations. To date, regulations applicable to the Company's business have had no material effect on the Company's capital expenditures, earnings or competitive position. Although historically the Company has not experienced material delays in obtaining FCC or EEC approval of any of its products, relatively recent government budget constraints have caused delays in obtaining approval of certain of the Company's products. The Company believes that any delay in obtaining approvals could, in turn, result in delays in making certain shipments on a timely basis.

    The Company's relationships with its employees at its Mexican manufacturing facility are regulated by the Mexican Federal Labor Law, which contains detailed provisions regarding minimum employment conditions and specifies rights that must be provided to all employees in Mexico. Other Mexican federal laws require employers to make contributions to the Mexican Social Security System and to establish and make regular contributions, in specified amounts, to individual retirement savings and housing accounts at a commercial bank for all employees. In addition, Mexican federal law requires the payment of substantial severance amounts in the event of the termination of a Mexican employee. Although Mexican laws governing employment relationships are extensive, aggregate labor costs at the Company's Mexican facility are nevertheless significantly less than labor costs would be at a similar facility in the United States. There can be no assurance, however, that these laws will not be amended or supplemented in the future to increase the compensation required to be paid to Mexican employees or the costs of compliance with such laws or that any such change would not have a material adverse effect on the Company and its results of operations.

    The Company's Mexican manufacturing operations are subject to regulation by various Mexican environmental agencies. In order to ensure compliance, the Company regularly monitors changes in Mexican environmental laws, and representatives of environmental agencies periodically inspect the Company's Mexican facility.

    The Company spent approximately $19,000 in order to comply with Mexican environmental regulations in fiscal 1996 and anticipates that it will spend approximately $35,000 in each of fiscal 1997 and 1998.

BACKLOG

    As of December 31, 1996, the Company's backlog was approximately $23.5 million, as compared to approximately $25.6 million at December 31, 1995. The Company includes in its backlog accepted purchase orders with respect to which a delivery schedule has been specified for product shipment within 60 days. The Company's business is characterized by short-term order and shipment schedules, and backlog tends to fluctuate substantially from month to month. Generally, orders constituting backlog are subject to changes in delivery schedule or to cancellation at the option of the purchaser. The Company's agreements with its customers typically specify penalties for cancellation of orders within 60 days prior to shipment. Other factors, including the Company's inability to obtain components in sufficient quantities, may result in delays in shipment or cancellation of orders included in backlog. See "--Risk Factors--Dependence on Suppliers." Therefore, although backlog is useful for scheduling production, backlog as of any particular date should not be considered a reliable measure of sales for the current or any future period.

EMPLOYEES

    As of December 31, 1996, the Company employed 1,551 individuals, of whom 1,297 were employed in operations, 67 in engineering, 60 in sales and marketing and 127 in administration and finance. Included in the foregoing figures are 1,310 employees in Mexico. Competition for personnel in the PC industry is intense. The Company believe's that its future success will depend in part on its ability to continue to attract and retain highly skilled technical, marketing and management personnel. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good. See "--Government Regulations."

SEASONALITY

    The Company's quarterly operating results vary significantly depending on factors such as the timing of large customer orders, timing of new product introductions, adequacy of component supply, changes in component costs, variations in the Company's product mix, seasonal promotions by the Company and its customers and competitive pricing pressures. Because the timing of these factors may vary, the results of any particular quarter may not be indicative of results for the full year or any future period. In addition, the PC market generally experiences weaker sales during the summer months. Although the Company has experienced sales growth for each year since fiscal 1990, there can be no assurance that this growth will continue on a quarterly or annual basis.

RISK FACTORS

    This report contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, those set forth below and elsewhere in this report. In addition to the other information in this report, the following factors, which may affect the Company's current position and future prospects, should be considered carefully in evaluating the Company and an investment in the Common Stock of the Company.

    POTENTIAL FOR FLUCTUATING OPERATING RESULTS SEASONALITY. The Company's historical operating results have fluctuated significantly from period to period and will likely fluctuate in the future. Fluctuations result from a wide variety of factors, including the timing and availability of components, changes in product mix and pricing, the timing of customer orders, new product developments or introductions, production interruptions, product reviews and other media coverage, changes in sales channel mix and product returns or price protection claims from customers. Many of these factors are beyond the control of the Company. The volume and timing of orders received during a quarter are difficult to forecast. Customers generally order on an as-needed basis. Consequently, the Company historically has operated with a relatively small backlog. Moreover, as sometimes occurs in the PC industry, a disproportionate percentage of the Company's net sales in any quarter may be generated in the last month of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until the end of the quarter. The Company's gross profit margins are impacted by product sales cycles, sales channel mix, product mix, pricing pressures, the availability and cost of components from the Company's suppliers and general economic conditions. The Company's markets are characterized by intense ongoing competition and a trend of declining average selling prices. Accordingly, the Company's margins may decline in the future from the levels experienced to date. In addition, the Company's margins may be adversely affected by shortages in the availability of key components for the Company's products, as well as by fluctuations in the value of certain foreign currencies. The Company's quarterly results are also subject to seasonal fluctuations, with generally weaker fiscal third quarter results. See "Management's

Discussion and Analysis of Financial Condition and Results of Operations-Selected Quarterly Operating Results" and "--Seasonality."

    DEPENDENCE ON SUPPLIERS. Several components used in the Company's products are obtained from single or limited sources and, in instances in which component manufacturers do not allocate a sufficient supply of components to meet the Company's needs, the Company must obtain such components from distributors or on the spot market at a higher cost. The Company has no guaranteed supply arrangements with any of its suppliers, and there can be no assurance that current suppliers will be able to meet its requirements. The Company believes that with respect to its single and limited source components, it could obtain similar components from other sources but likely would be required to pay significantly more for such products, alter product designs to use alternative components (which would cause significant delays) or reduce its production of the related multimedia accelerators. As a result of delays in the delivery of components or lack of available components, the Company in the past has experienced difficulty in meeting certain product shipment dates to customers, which in some instances has resulted in a loss of business. In addition, software drivers, which are essential to product performance, are included with some of these single and limited source components. In the past, the Company has experienced delays in the delivery of its products due to the inadequacy or the incompatibility of software drivers provided by component suppliers or developed internally. It is likely that delays in delivery of components, shortages of components and problems with software drivers will continue to occur in the future, and such delays or problems would materially adversely affect the Company and its results of operations. Additionally, in its attempt to counter actual or perceived component shortages, the Company may overpurchase certain components, resulting in excess inventory or, in the event of inventory obsolescence or a decline in the market value of such inventory, causing inventory write-offs against the Company's operating results.

    Significant increases in the prices of components, such as graphics controller chips or memory chips, occur from time to time, and often the Company is not able to quickly adjust the price of its products accordingly. Occasional worldwide shortages of DRAM and other memory and controller chips and international tariff disputes have resulted in substantial component cost increases in the past that have materially adversely affected the Company and its results of operations.

    The Company relies upon outside suppliers to continue to develop, introduce and manufacture in sufficient volumes controller chips, memory chips and other components. Moreover, the technology of these components must compare favorably in terms of functionality, features and price with the offerings of other manufacturers, including competitors of the Company that have internally developed computer chips or manufacturing expertise. The Company's dependence on single and limited source suppliers, and the risks associated with any delay or shortfall in supply, are exacerbated by the short life cycles which characterize multimedia subsystem products. See "--Suppliers."

    DEPENDENCE ON MULTIMEDIA ACCELERATOR MARKET; MIGRATION TO MOTHERBOARDS. A substantial portion of the Company's net sales is derived from the sale of multimedia accelerators. According to Jon Peddie Associates, approximately 66% of all graphics controller chips manufactured in the 12-month period ended September 30, 1996, were incorporated onto multimedia accelerators, and approximately 34% were incorporated onto motherboards. Multimedia accelerators generally are used in higher-end PCs offering the latest technology and performance features. However, as a given functionality becomes technologically stable and widely accepted by PC users, it typically migrates to the PC motherboard. The Company anticipates that such migration could occur with respect to the functionality provided by certain of its current products. In this regard, Intel Corporation's MMX instruction set and the expanded operating systems provided by Microsoft Corporation incorporate several functions that traditionally have been performed by multimedia accelerators. In addition, single chip solutions are currently available that provide 16-bit sound functionality for implementation directly onto PC motherboards. As a result of this tendency of technology to migrate to the PC motherboard, the Company's success is largely dependent on its ability to continue to develop products that incorporate new and rapidly evolving technologies that manufacturers have not yet fully incorporated onto PC motherboards. While the Company believes that a market will continue to exist for add-in subsystems that provide advanced functionalities and offer flexibility in systems configuration, there can be no assurance that the incorporation of new functionalities onto PC motherboards will not adversely affect the market for the Company's products. An increase in the number or percentage of PCs that incorporate graphics circuitry on the motherboard at the expense of add-in multimedia accelerators, an increase in the number or percentage of multimedia accelerators manufactured internally by OEMs or a decrease in PC sales volumes would effectively shrink the market for the Company's products and could materially adversely effect the Company's business. See "--Industry."

    TECHNOLOGICAL CHANGE AND NEW PRODUCTS. The market for the Company's products is characterized by short product life cycles, rapidly changing technology, evolving industry standards and frequent introductions of new products. OEMs introduce new system configurations as often as twice a year, and the life cycles of the Company's multimedia accelerators typically range from 6 to 9 months (plus a few additional months of sales of certain of such products in the commercial market). If the Company does not successfully introduce new products within a given product cycle, the Company's sales will be adversely affected for that cycle and possibly for subsequent cycles. Any such failure could also impair the Company's brand name, reputation and relationships with its OEM customers. The Company's success depends upon market acceptance of its existing products, its ability to enhance its existing products and its ability to continually develop and introduce new products and features to meet changing customer requirements. Each new product cycle presents new opportunities for current or prospective competitors of the Company to gain market share. The Company's competitors include manufacturers of products that directly compete with the Company's products, as well as competitors that can produce products that have a similar functionality to the Company's products. For instance, Intel Corporation has added new functionalities, such as MMX, to its controller chips to enhance the power of the CPU of a PC to manage the display features of a PC. Similarly, Microsoft Corporation is introducing new versions of its operating systems with features, such as Direct 3D, that increase the capability of its operating systems to control a PC's display features. Moreover, because of the short product life cycles and the long lead times for many components used in the Company's products, the Company may not be able to quickly reduce its production or inventory levels in response to unexpected shortfalls in sales or, conversely, to increase production in response to unexpected demand. There can be no assurance of the continued acceptance of the Company's existing products or that the Company will be successful in enhancing its existing products or identifying, developing, manufacturing or marketing new products. Delays in developing new products or enhancements or the failure of such products or enhancements to gain market acceptance would materially adversely affect the Company and its results of operations.

    Sales of individual products and product lines are typically characterized by declines in volumes, pricing and margins toward the end of the product's life cycle, the precise timing of which may be difficult to predict. As new products are planned and introduced, the Company attempts to monitor closely the inventory of older products (and older components) and to phase out their manufacture in a controlled manner. Nevertheless, the Company could experience unexpected reductions in sales of older generation products as customers anticipate new products. These reductions could give rise to additional charges for obsolete or excess inventory, returns of older generation products by retailers or commercial distributors or substantial price protection claims. To the extent that the Company is unsuccessful in managing product transitions, its business and operating results would be materially adversely affected.

    DEPENDENCE ON KEY CUSTOMERS AND DESKTOP PC MARKET. The Company's top three customers accounted for 55.5% and 59.7% of net sales during fiscal 1995 and fiscal 1996, respectively. In recent years, Gateway 2000 has been the Company's top customer, although STB's other significant customers have changed from period to period. See "--Sales and Marketing--Sales." The loss or reduction of the business of Gateway 2000 or one or more of the Company's other major customers would have a material adverse effect on the Company and its results of operations. In addition, the Company's future success will depend significantly upon the success of its customers, particularly its OEM customers. The Company has no long-term commitments or contracts with its customers. While a number of the Company's OEM customers have achieved strong PC sales in recent periods, such customers, and the PC industry in general are subject to dynamic competitive conditions. In particular, the loss of sales by the Company's OEM customers to other OEMs or a decrease in the popularity of desktop PCs that incorporate the Company's products would adversely affect the Company and its results of operations.

    CHANGE IN PRODUCT OR SALES CHANNEL MIX. The Company offers two broad categories of products: multimedia subsystem products that are sold to OEMs and the commercial market and specialized technology products that are sold to resellers and corporate customers in certain industries. Sales of multimedia accelerators to OEMs, which currently account for substantially all of the Company's OEM multimedia subsystem product sales, are characterized by relatively high unit volumes and relatively low gross profit margins. The

Company began shipping significant unit volumes of certain new multimedia subsystem products (i.e., other than multimedia accelerators) to OEM customers in the third quarter of its 1996 fiscal year but is not yet in a position to forecast the effect that the sale of these new products will have on it results of operations. Sales to the commercial market are characterized by modest volumes and moderate gross profit margins. Sales of the Company's specialized technology products are characterized by relatively low unit volumes and relatively high gross profit margins. The Company's sales to OEMs, the commercial market and specialized technology products customers represented approximately 81%, 11% and 6% of the Company's total net sales during fiscal 1996. In the event the Company experiences a shift in the type of products that it is able to sell or a shift in the sales channels into which such products are sold, its results of operations could be materially adversely affected. In particular, a decrease in sales of multimedia subsystem products to the commercial market or in sales of specialized technology products could result in a disproportionately greater decrease in the Company's gross profit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and "--Products."

    ENTRY INTO NEW PRODUCT MARKETS. While the Company's business historically has focused on the design, manufacture and sale of multimedia accelerators, in the third quarter of fiscal 1996 the Company first began shipping significant unit volumes of new multimedia subsystem products. See "--Products." There are numerous risks inherent in the entry into new product markets, including the reallocation of limited management, engineering and capital resources to unproven product ventures, a greater likelihood for encountering technical problems and a greater likelihood that the market will not accept the Company's new products or the PCs into which they are incorporated. The failure of one or more of such products, or any negative effects upon the Company's core multimedia accelerator business, could materially adversely affect the Company and its results of operations.

    PRICE PROTECTION AND STOCK ROTATION RISKS. As is common practice in its industry, the Company's arrangements with its commercial customers generally allow customers, in the event of a price decrease, credit equal to the difference between the price originally paid and the new decreased price on units in the customers' inventories on the date of the price decrease. In addition, commercial customers generally have the right to return slow-moving or excess inventory for product credit up to an agreed upon percentage of shipments within specified time periods. While the Company establishes reserves to cover these practices, there can be no assurance that these reserves will be sufficient or that any future price protection claims or returns will not have a material adverse effect on the Company and its results of operations, particularly because results are heavily dependent on products for which the Company has little or no operating history. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and "--Sales and Marketing--Sales."

    COMPETITION. The markets for the Company's products are highly competitive. The Company has competitors specifically dedicated to the multimedia subsystem market or specific segments within that market. Companies in related markets also offer products with functions similar to the Company's products. For example, the Company's suppliers sell video graphics controller chips directly to OEMs for use in internally produced multimedia accelerators or on motherboards. Increased sales of competitive products could result in price reductions by the Company or loss of its market share, which would materially adversely affect the Company and its results of operations. In addition, the Company's OEM customers could commence or increase internal production of multimedia accelerators or other multimedia subsystems. Furthermore, the Company's markets are expected to become increasingly competitive as multimedia functions continue to converge and companies that previously supplied products providing distinct functions (for example, companies in the sound board and telephony markets) emerge as competitors across broader product categories. The Company also anticipates that as the breadth of its product lines expand, the markets in which it competes and the number of competitors against which it competes also will expand. There can be no assurance that the Company will be able to continue to compete successfully in its markets or that it will be able to compete successfully against current and new competition as these markets continue to evolve. Many of the Company's current and potential competitors design and manufacture some of their own product components. While the Company believes that its controller chip independence enables it to select from among the most advanced components available, there may be instances in which these internally developed components have better features and performance characteristics than those available from third party vendors. Furthermore, the Company believes that certain of its current and potential competitors compete largely on the basis of price, which may result in significant price competition, lower margins for the Company's products or otherwise affect the market for the Company's products. Certain of the Company's current and potential competitors also are located in foreign jurisdictions that may have lower labor costs, impose significantly lower taxes than the United States or levy duties on product imports. Many of the Company's current and potential competitors have greater financial, marketing, manufacturing and technological resources than the Company. There can be no assurance that the Company will be able to continue to compete successfully with its existing competitors or with new competitors. See "--Competition."

    DEPENDENCE ON KEY PERSONNEL. The Company's success depends upon the services of its management, sales, marketing and engineering personnel. While the Company has entered into employment agreements with a number of such personnel, the loss of the services of one or more of such personnel could have a material adverse effect on the Company and its results of operations. See "Executive Compensation--Executive Compensation and Other Matters--Employment Agreements." The success of the Company will depend, in part, on its ability to retain its key management, sales, marketing and engineering personnel and to attract other personnel to satisfy the Company's current and future needs.
There is substantial competition for such personnel in the computer industry, and the inability to retain key personnel or to attract additional personnel to satisfy the Company's needs could have a material adverse effect on the Company and its results of operations.

    MANAGEMENT OF GROWTH. The Company has experienced rapid growth, and future growth may require larger quantities of components, additional marketing, sales and engineering personnel, additional manufacturing equipment and improved operating, financial and administrative controls, any of which could require significant additional capital expenditures. The Company may experience difficulty securing adequate quantities of components or additional manufacturing equipment, attracting or retaining skilled personnel, improving infrastructure and information systems or overcoming other difficulties associated with growth. In addition, gross profit margins derived from initial orders with new OEM customers are frequently lower than the Company's typical gross profit margins. There can be no assurance that the Company will be able to manage any future growth successfully or that difficulties in doing so will not have a material adverse effect on the Company and its results of operations.

    SINGLE MANUFACTURING FACILITY. The Company's primary manufacturing facility is located in Juarez, Mexico. Since the Company is substantially dependent on this single manufacturing facility, a disruption of the Company's manufacturing operations at this facility would have a material adverse effect on the Company and its results of operations. Such disruption could result from various factors, including a labor dispute, human error, governmental or political risks or a natural disaster such as an earthquake, tornado, fire or flood. In addition, in comparison to those of its competitors that do not maintain their own manufacturing facilities, the Company incurs higher relative fixed overhead and labor costs as a result of operating its own manufacturing facility. Any failure to generate the level of product revenues needed to absorb these overhead and labor costs would have a material adverse effect on the Company and its results of operations. See "--Manufacturing."

    INTERNATIONAL OPERATIONS. A substantial portion of the Company's manufacturing operations are carried out in Mexico. The Company's export sales (which primarily consist of European sales) were approximately 20% of net sales in fiscal 1996. The Company is subject to the general risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in currency exchange rates, delays resulting from difficulty in obtaining export licenses for certain technology, state imposed restrictions on the repatriation of funds, tariffs and other barriers and restrictions and the burdens of complying with a variety of foreign laws. In addition, the Company is subject to general geopolitical risks, such as political instability and changes in diplomatic and trade relationships, in connection with its international operations. Although the Company has not to date experienced any material adverse effect on its operations as a result of such factors, there can be no assurance that such factors will not materially adversely impact the Company and its results of operations in the future or require the Company to modify its current business practices. The Company currently sells its products at prices denominated in U.S. dollars, and an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and potentially less competitive in foreign markets. The Company expects to sell a portion of its products in the future at prices denominated in other currencies and will therefore increase its currency exposure risk. In addition, a substantial portion of the Company's manufacturing labor costs are paid in Mexican pesos, so any decrease in the value of the U.S. dollar relative to the Mexican peso could increase the Company's manufacturing costs and adversely affect the Company and its results of operations. See "--Manufacturing" and "--Sales and Marketing."

    DEPENDENCE ON SALES REPRESENTATIVES AND DISTRIBUTORS. The Company markets and distributes a significant portion of its products in the United States to OEM customers and commercial channel customers through independent sales representatives and distributors. The Company's sales representatives work in tandem with the Company's sales force and are organized by customer account.
The services of an independent sales representative are important in obtaining and maintaining a customer relationship. The Company's distributors resell the Company's products to retailers and other resellers in the commercial market. The Company's agreements with its sales representatives and distributors are cancelable upon 30-days' notice. There can be no assurance that future sales by sales representatives or distributors will continue at present levels. The loss of one or more sales representatives or distributors, or the decision by one or more distributors to reduce the number of the Company's products offered or to carry the product lines of the Company's competitors, could have a material adverse effect on the Company and its results of operations. See "--Sales and Marketing."

    PROPRIETARY TECHNOLOGY. The Company's success partially depends upon its proprietary technology, consisting of its software drivers and utilities and, to a lesser extent, its hardware designs. The Company relies upon copyright and trade secret laws and agreements with its suppliers and customers to protect its proprietary technology. There can be no assurance that the Company's present protective measures will be adequate to prevent misappropriation of its technology or independent third party development of the same or similar technology. Many foreign jurisdictions offer less protection of intellectual property rights than the United States, and there can be no assurance that the protection provided to the Company's proprietary technology by the laws of the United States or foreign jurisdictions will be sufficient to protect the Company's technology. See "--Intellectual Property."

    The Company has and may in the future find it necessary or desirable to procure licenses from third parties relating to current or future products or technologies, but there can be no assurance that the Company will continue to be able to obtain such licenses or other rights or, if it is able to obtain them, that it will be able to do so on commercially acceptable terms. The Company could be placed at a disadvantage if its competitors obtain licenses with lower royalty fee payments or other terms more favorable than those received by the Company. If the Company or its suppliers were unable to obtain licenses relating to current or future products or technologies, the Company could be forced to market products without certain technological features. The Company's inability to obtain licenses necessary to use certain technology or its inability to obtain such licenses on competitive terms could have a material adverse effect on the Company and its results of operations. See "--Intellectual Property."

    INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS. It is common in the computer industry for companies to assert intellectual property infringement claims against other companies. As a consequence, the Company indemnifies some OEM customers in certain respects against intellectual property claims relating to its products. If an intellectual property claim were to be brought against the Company and the Company were found to be infringing upon the rights of others, the Company could be required to pay infringement damages, pay licensing fees, modify its products so that they are not infringing or discontinue offering products that were found to be infringing, any of which could materially adversely affect the Company and its results of operations.

    If an intellectual property claim were to be brought against one or more of the Company's suppliers and the supplier were found to be infringing upon the rights of others, the supplier could be enjoined from further shipments of its products to the Company, which could materially adversely affect the Company and its results of operations.

    STOCK MARKET VOLATILITY. There has been significant volatility in the market price of the Company's Common Stock, as well as in the market price of securities of technology-based companies. Factors such as announcements of new products by the Company or its competitors, variations in the Company's quarterly operating results or general economic or stock market conditions unrelated to the Company's operating performance may have a significant impact on the market price of the Common Stock. See "Market for Registrant's Common Equity and Related Stockholder Matters."

    SHARES ELIGIBLE FOR FUTURE SALE. The Company currently has outstanding 4,521,394 shares of Common Stock, of which 3,063,051 shares are currently freely tradeable. The executive officers and directors and the Founding Shareholders of the Company, who beneficially own 1,535,343 outstanding shares of Common Stock, are free to sell the shares beneficially owned by them, subject to compliance with the Securities Act of 1933, as amended (the "Securities Act"), including Rule 144 promulgated thereunder, and the terms of a Right of First Refusal Agreement, to which certain of such shares are subject. A substantial portion of the shares held by such beneficial owners may be sold into the public market effectively free of any significant restrictions. See "Certain Relationships and Related Transactions--Right of First Refusal." No prediction can be made as to the effect, if any, that market sales of the above shares or the availability of such shares for future sale will have on the market price of shares of Common Stock prevailing from time to time. Future sales of substantial amounts of Common Stock by existing shareholders could adversely affect the prevailing market price of the Common Stock and the Company's ability to raise additional capital.

ITEM 2.  PROPERTIES.

    The Company leases a 56,100 square foot facility in Richardson, Texas (16,200 square feet of which are subleased to the Company pursuant to a sublease that commenced November 1, 1996 and expires October 31, 1998) that serves as its headquarters and as a site for product development and testing. The Company also leases an additional approximately 11,700 square foot facility that is near its headquarters in Richardson, Texas and is used for technical support and product repair. The foregoing leases both expire in December 1998. The Company currently leases a 79,100 square foot manufacturing facility in Juarez, Mexico, and recently entered into a lease for an approximately 125,000 square foot manufacturing facility on an adjacent site that would provide increased space and improved layout for manufacturing operations, as well as options to acquire additional space. The term of the new lease is ten years from the date that the new facility is available for the Company's occupancy (plus four optional renewal periods of five years each). The Company has negotiated an extension of its current lease covering the 79,100 square foot Juarez facility to cover the period through the occupancy date of its new facility. See "Business--Manufacturing."

    Additionally, the Company leases 6,900 square feet of storage space in El Paso, Texas, under a lease expiring in December 1997, a software development office in Houston, Texas under a lease expiring in May 1999, a software development office in Eugene, Oregon under a lease on a month-to-month basis, and sales offices in London and Paris under leases expiring in October 1998 and December 2004, respectively. The Company also maintains a Munich sales office under a lease on a month-to-month basis. The Company also maintains product inventories in Austin, Texas and Shannon, Ireland under bonded warehouse arrangements in order to permit the timely delivery of certain products to nearby customers. The Company has made commitments to open an engineering design center in Ireland in fiscal 1997. The Company believes that its existing facilities are well maintained and in good operating condition and, together with those facilities that it plans to open in fiscal 1997, are adequate for its present and anticipated levels of operations.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is a party from time to time to certain legal proceedings arising in the ordinary course of its business. Although the amount of any liability that could arise with respect to these proceedings cannot be predicted accurately, in the opinion of the Company any liability that might result from such claims will not have a material adverse effect on the financial position of the Company.

    A plaintiff class action denoted TEICH V. STB SYSTEM, INC., ET. AL, (Citation No. 95-9681-G) was filed on September 6, 1995 in the Texas State District Court of Dallas County against the Company and certain of its officers and directors. The complaint alleged that the Registration Statement for the Company's initial public offering, which was declared effective on February 14, 1995, contained false and misleading statements of material facts and omitted to state material facts. The complaint asserted claims under Section 11 and 12(2) of the Securities Act of 1933 and Section 581-33 of the Texas Securities Act on behalf of a purported class of persons who purchased or otherwise acquired the Company's Common Stock during the period February 14, 1995 through May 25, 1995. The complaint sought unspecified damages. The defendants deny the allegations in the complaint and have defended this action vigorously. In August 1996, the trial court dismissed the complaint for want of prosecution. The deadline for the plaintiffs to file a motion with the trial court to reinstate the complaint has passed. The plaintiffs have an additional period within which to appeal this dismissal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1996.


                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock has traded on the NASDAQ National Market under the symbol "STBI" since February 14, 1995. At January 27, 1997, there were approximately 35 record holders of the Company's Common Stock, although the Company believes that the number of beneficial owners of its Common Stock is substantially greater. The following table sets forth the high and low sale prices of the Company's Common Stock for the quarters indicated, as reported by the NASDAQ National Market:

                                                            HIGH       LOW
                                                           -------   -------
    Fiscal 1996
         Fourth quarter................................... $ 25.88   $ 12.25
         Third quarter.................................... $ 18.50   $ 10.25
         Second quarter................................... $ 11.25   $  8.13
         First quarter.................................... $ 12.25   $  7.38
    Fiscal 1995
         Fourth quarter................................... $ 13.38   $  7.75
         Third quarter.................................... $ 11.75   $  6.75
         Second quarter (from February 14, 1995).......... $ 15.50   $ 10.50

    The Company intends to retain any future earnings for use in its business and does not intend to pay cash dividends in the foreseeable future. The payment of future dividends, if any, will be at the discretion of the Company's Board of Directors and will depend, among other things, upon future earnings, operations, capital requirements, restrictions in future financing agreements, the general financial condition of the Company and general business conditions. The Company's Revolving Credit Facility permits the Company to pay dividends of up to 25% of its annual net income. See "Management's Discussion and Analysis of financial Conditions and Results of Operations--Liquidity and Capital Resources."

    Prior to its initial public offering, the Company declared a dividend
(the "S Corporation Distribution") in an amount equal to its undistributed S corporation earnings through the date immediately prior to the completion of the initial public offering, or approximately $4.2 million (the "Undistributed S Corporation Earnings"), approximately one-half of which was paid in cash to William E. Ogle, Mark S. Sims and William D. Balthaser, Jr. (the "Founding Shareholders") out of the proceeds of the Company's initial public offering. The remaining half of the S Corporation Distribution was distributed to the Founding Shareholders in the form of promissory notes providing for 12 equal monthly payments of both principal and interest and bearing interest at 9%, the prime rate in effect on the date of issuance (the "Founding Shareholder Notes"). The Company paid $1,427,208 and $713,604 in fiscal 1995 and fiscal 1996, respectively, from cash generated from operations in connection with its obligations under the Founding Shareholder Notes. The final payment on the remaining outstanding balance under the Founding Shareholder Notes was made in February 1996.

ITEM 6.  SELECTED FINANCIAL DATA.

    This information is set forth under the caption "Selected Consolidated Financial Data" for each of the five years in the period ended October 31, 1996, of the Company's 1996 Annual Report to Shareholders, which portion of such Annual Report is filed herein as Exhibit 13 and incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

    This information is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1996 Annual Report to Shareholders, which portion of such Annual Report is filed herein as Exhibit 13 and incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements of the Company including the independent accountant's report thereon of the Company's 1996 Annual Report to Shareholders, which financial statements are filed herein as Exhibit 13, are incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information set forth under the captions "Election of Directors" and "Executive Officers of the Company" of the Company's definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information set forth under the caption "Executive Compensation and Other Matters" of the Company's definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information set forth under the caption "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Shareholders" of the Company's definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information set forth under the caption "Certain Transactions" of the Company's definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders is incorporated herein by reference.


                                       PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)  1.   The following financial statements are incorporated by reference from the Company's 1996 Annual Report to Shareholders, which financial statements are filed herein as Exhibit 13:

              Report of Independent Accountants.
              Consolidated Balance Sheets dated October 31, 1996 and 1995. Consolidated Statement of Operations for the three years ended
               October 31, 1996.
              Consolidated Statement of Changes in Shareholders' Equity for
               the three years ended October 31, 1996.
              Consolidated Statement of Cash Flows for the three years ended
               October 31, 1996.
              Notes to Consolidated Financial Statements.

         2.  Consolidated Financial Statement Schedule                  Page
                                                                         ----
              Report of Independent Accountants on
               Financial Statement Schedule.                              S-1

              Consolidated Valuation and Qualifying
               Accounts.                                                  S-2

              All other schedules for which provision is made in the applicable accounting regulation of the Securities & Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         3. The following documents are filed or incorporated by reference as exhibits to this Report:

              2 Share Exchange Agreement dated December 16, 1994 by and among the Company and the shareholders of STB Assembly, Inc. (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

              3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

              3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

              4.1 Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

              4.2 Amended and Restated Articles of Incorporation and Bylaws of the Company (see Exhibits 3.1 and 3.2)

              4.3 Right of First Refusal Agreement dated December 16, 1994 by and among the Company and Messrs. Ogle, Balthaser and Sims (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

              10.1 Lease Agreement dated December 6, 1988 by and between STB de
                   Mexico S.A. de C.V. (formerly known as Industrias Fronterizas de Chihuahua, S.A. de C.V.) (a subsidiary of the Company, as lessee) and Complejo Industrial Fuentes, S.A. de C.V (as lessor), including an Agreement for Modification dated February 25, 1994 by and between the same parties (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

              10.2 Lease Agreement, as amended, dated July 8, 1986 by and between the Company (as lessee) and Central Park Associates, Ltd. (as lessor) (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

              10.3 Intentionally omitted.

              10.4 Loan and Security Agreement dated December 21, 1993 by and between Sanwa Business Credit Corporation and STB Systems, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

              10.5 First Amendment to Loan and Security Agreement dated October
                   14, 1994 by and between Sanwa Business Credit Corporation and the Company (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

              10.6 Second Amendment to Loan and Security Agreement dated
                   December 9, 1994 by and between Sanwa Business Credit Corporation and the Company (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

              10.7 Amended and Restated Support Agreements dated October 14,
                   1994 from each of Messrs. Ogle, Balthaser and Sims to Sanwa Business Credit Corporation (incorporated by reference to
                   Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

              10.8 Depository Account Agreement dated December 21, 1993 by and among Sanwa Business Credit Corporation, Bank One, Texas, N.A. and the Company (incorporated by reference to Exhibit
                   10.8 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

              10.9 Trademark Security Agreement dated December 21, 1993 by and between Sanwa Business Credit Corporation and the Company (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

             10.10 Contingent Payment Agreement dated October 17, 1994 by and between Sanwa Business Credit Corporation and the Company (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

             10.11 Collateral Agency Agreement dated November 30, 1994 by and among STB de Mexico, S.A. de C.V. (formerly known as Industrias Fronterizas de Chihuahua, S.A. de C.V.), Sanwa Business Credit Corporation and the Company (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

            *10.12 Company's Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

            *10.13 Company's 1995 Long Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

             10.14  Intentionally omitted.

             10.15 Tax Allocation and Indemnification Agreement dated December 16, 1994 by and among the Company and Messrs. Ogle, Balthaser and Sims (incorporated by reference to Exhibit
                    10.15 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

            *10.16 Founding Shareholder Note by and between the Company and William E. Ogle (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995)

            *10.17 Agreements by and between Breedlove Wesneski & Co. (and one of its affiliates) and the Company dated July 16, 1993, April 6, 1994 and October 18, 1994 (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

             10.18  Intentionally omitted.

             10.19  Intentionally omitted.

             10.20  Intentionally omitted.

             10.21 Agreement dated September 9, 1994, by and between the Company and Gateway 2000, Inc. (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

             10.22 Third Amendment to Loan and Security Agreement dated February 8, 1995 by and between Sanwa Business Credit Corporation and the Company (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

            *10.23 Indemnification Agreement dated February 8, 1995 by and between William E. Ogle and the Company (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

            *10.24 Indemnification Agreement dated February 8, 1995 by and between Randall D. Eisenbach and the Company (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

            *10.25 Indemnification Agreement dated February 8, 1995 by and between James L Hopkins and the Company (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

            *10.26 Indemnification Agreement dated February 8, 1995 by and between Mark S. Sims and the Company (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

            *10.27 Indemnification Agreement dated February 8, 1995 by and between William D. Balthaser Jr. and the Company (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

            *10.28 Indemnification Agreement dated February 8, 1995 by and between James J. Byrne and the Company (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

            *10.29 Indemnification Agreement dated February 8, 1995 by and between Lawrence E. Wesneski and the Company (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

            *10.30 Indemnification Agreement dated February 8, 1995 by and between J. Shane Long and the Company (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

             10.31 Underwriting Agreement by and among the Company, Messrs. Balthaser and Sims (the selling shareholders) and Rauscher Pierce Refsnes, Inc. and Sutro & Co. Incorporated (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended
                    October 31, 1995)

             10.32 Lease Agreement dated June, 1995, by and between the Company (as lessee) and Springcreek Place, Ltd. (as lessor) (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995)

             10.33 Lease Agreement dated December 19, 1994, by and between the Company (as lessee) and 50 Walter Jones Blvd., Inc. (as lessor) (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995)

             10.34 Fourth Amendment to Loan and Security Agreement dated January 5, 1996, by and between Sanwa Business Credit Corporation and the Company (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K or the fiscal year ended October 31, 1995)

            *10.35 Founding Shareholder Note by and between the Company and William D. Balthaser, Jr. (incorporated by reference to
                    Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995)

            *10.36 Founding Shareholder Note by and between the Company and Mark S. Sims (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995)

             10.37 Addendum to Lease Agreement dated March 7, 1996 by and between the Company (as lessee) and Springcreek Place, Ltd. (as lessor) (incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996)

            *10.38 STB Systems, Inc. 1995 Employee Stock Option Purchase Plan (as amended) (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996)

             10.39 Lease Agreement dated April 18, 1996 by and between the Company (as lessee) and I Cypresswood Building (as lessor) (incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996)

             10.40 Sublease Agreement dated August 1996 by and between ADC Telecommunications, Inc. (as sublessor) and the Company (as sublessee) (incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

             10.41 Lease Contract dated October 4, 1996 by and between STB de Mexico, S.A. de C.V. (as lessee) and Complejo Industrial Fuentes, S.A. de C.V. (as lessor) (incorporated by reference to Exhibit 10.41 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

            *10.42 Employment Agreement dated November 1, 1996 by and between the Company and William E. Ogle (incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

            *10.43 Employment Agreement dated November 1, 1996 by and between the Company and Randall D. Eisenbach (incorporated by reference to Exhibit 10.43 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

            *10.44 Employment Agreement dated November 1, 1996 by and between the Company and James L. Hopkins (incorporated by reference to Exhibit 10.44 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

            *10.45 Employment Agreement dated November 1, 1996 by and between the Company and J. Shane Long (incorporated by reference to Exhibit 10.45 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

             10.46 Modification Agreement dated October 4, 1996 by and between STB de Mexico, S.A. de C.V. and Complejo Industrial Fuentes, S.A. de C.V. (relating to the Lease Agreement filed as Exhibit 10.1 hereto) (incorporated by reference to Exhibit
                    10.46 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

            *10.47 Amended and Restated Profit Sharing Incentive Plan (incorporated by reference to Exhibit 10.47 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

             10.48 Lease Agreement by and between the Company and Banc One Leasing Corporation dated October 30, 1996, together with related attachments (incorporated by reference to Exhibit
                    10.48 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

             11.1 Computation of Earnings Per Common Share and Common Equivalent Share

             13 Selected portions of the Company's Annual Report to Shareholders for fiscal year ended October 31, 1996

             21     Subsidiaries of the Company

                    (a)  STB Assembly, Inc., a Texas corporation
                    (b)  STB de Mexico, S.A. de C.V., a Mexican corporation
                    (c) Maquilados Continentales de Chihuahua, a Mexican corporation (an inactive shell corporation)

             23   Consent of Price Waterhouse LLP

             24   Powers of Attorney (included on first signature page)

             27   Financial Data Schedule

             -------------------
             *    Management contract or compensatory plan or arrangement.

                  The Company will furnish a copy of any exhibit listed above to any shareholder without charge upon written request to Mr. Bryan F. Keyes, Treasurer, 1651 North Glenville Drive, Richardson, Texas 75081.

    (b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                             POWER OF ATTORNEY


    KNOW ALL MEN BY THESE PRESENTS that each of STB Systems, Inc., a Texas corporation, and the undersigned directors and officers of STB Systems, Inc., hereby constitutes and appoints William E. Ogle, Randall D. Eisenbach and Bryan
F. Keyes, or any one of them, its or his true and lawful attorney-in-fact and agent, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.



                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         STB SYSTEMS, INC.


                                         By:  /s/ William E. Ogle
                                              ------------------------------
                                              William E. Ogle
                                              Chairman of the Board
                                              and Chief Executive Officer


Dated:  January 28, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on January 28, 1997.

              SIGNATURE                              TITLE
              ---------                              -----


/s/ William E. Ogle                    Chairman of the Board of Directors
------------------------------------   and Chief Executive Officer
William E. Ogle                        (Principal Executive Officer)


/s/ Randall D. Eisenbach               Executive Vice President, Chief
------------------------------------   Operating Officer, Assistant
Randall D. Eisenbach                   Secretary and Director


/s/ James L. Hopkins                   Chief Financial Officer, Vice President
------------------------------------   of Strategic Marketing and Director
James L. Hopkins


/s/ Bryan F. Keyes                     Director of Legal and Finance,
------------------------------------   Secretary and Treasurer (Principal
Bryan F. Keyes                         Financial and Accounting Officer)


/s/ J. Shane Long                      Vice President of Sales and
------------------------------------   Marketing and Director
J. Shane Long



/s/ Lawrence E. Wesneski               Director
------------------------------------
Lawrence E. Wesneski


/s/ James J. Byrne                     Director
------------------------------------
James J. Byrne

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE
                          ----------------------------



To the Board of Directors and
Shareholders of STB Systems, Inc.


Our audits of the consolidated financial statements referred to in our report dated December 2, 1996 appearing in the 1996 Annual Report to Shareholders of STB Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

Dallas, Texas
December 2, 1996

              CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS


 FISCAL                                         BALANCE AT   CHARGED TO                  BALANCE
  YEAR                                          BEGINNING    COSTS AND                    AT END
  ENDED              DESCRIPTION                 OF YEAR     EXPENSES      DEDUCTIONS     OF YEAR
-------------------------------------------------------------------------------------------------
31-Oct-94   Allowance for Bad Debts                295,000     383,270       315,145     363,125
            Allowance for Obsolete Inventory       630,000     607,525       612,525     625,000

31-Oct-95   Allowance for Bad Debts                363,125     231,040       145,092     449,073
            Allowance for Obsolete Inventory       625,000     692,830       317,830   1,000,000

31-Oct-96   Allowance for Bad Debts                449,073     489,837       607,078     331,832
            Allowance for Product Returns and
              Price Protection                      45,000     405,000       175,000     275,000
            Allowance for Obsolete Inventory     1,000,000   1,928,013     1,528,013   1,400,000

                               EXHIBIT INDEX


 EXHIBIT
 -------
    2 Share Exchange Agreement dated December 16, 1994 by and among the Company and the shareholders of STB Assembly, Inc. (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

    3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

    3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

    4.1 Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

    4.2 Amended and Restated Articles of Incorporation and Bylaws of the Company (see Exhibits 3.1 and 3.2)

    4.3 Right of First Refusal Agreement dated December 16, 1994 by and among the Company and Messrs. Ogle, Balthaser and Sims
          (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

   10.1 Lease Agreement dated December 6, 1988 by and between STB de Mexico S.A. de C.V. (formerly known as Industrias Fronterizas de Chihuahua, S.A. de C.V.) (a subsidiary of the Company, as lessee) and Complejo Industrial Fuentes, S.A. de C.V (as lessor), including an Agreement for Modification dated February 25, 1994 by and between the same parties (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

   10.2 Lease Agreement, as amended, dated July 8, 1986 by and between the Company (as lessee) and Central Park Associates, Ltd. (as lessor) (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

   10.3   Intentionally Omitted

   10.4 Loan and Security Agreement dated December 21, 1993 by and between Sanwa Business Credit Corporation and STB Systems, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

 EXHIBIT
 -------
   10.5 First Amendment to Loan and Security Agreement dated October 14, 1994 by and between Sanwa Business Credit Corporation and the Company (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

   10.6 Second Amendment to Loan and Security Agreement dated December 9, 1994 by and between Sanwa Business Credit Corporation and the Company (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

   10.7 Amended and Restated Support Agreements dated October 14, 1994 from each of Messrs. Ogle, Balthaser and Sims to Sanwa Business Credit Corporation (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

   10.8 Depository Account Agreement dated December 21, 1993 by and among Sanwa Business Credit Corporation, Bank One, Texas, N.A. and the Company (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

   10.9 Trademark Security Agreement dated December 21, 1993 by and between Sanwa Business Credit Corporation and the Company (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

   10.10 Contingent Payment Agreement dated October 17, 1994 by and between Sanwa Business Credit Corporation and the Company (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

   10.11 Collateral Agency Agreement dated November 30, 1994 by and among STB de Mexico, S.A. de C.V. (formerly known as Industrias Fronterizas de Chihuahua, S.A. de C.V.), Sanwa Business Credit Corporation and the Company (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

  *10.12 Company's Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

  *10.13  Company's 1995 Long Term Incentive Plan (incorporated by reference to
          Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

   10.14  Intentionally Omitted

 EXHIBIT
 -------
   10.15 Tax Allocation and Indemnification Agreement dated December 16, 1994 by and among the Company and Messrs. Ogle, Balthaser and Sims (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

  *10.16 Founding Shareholder Note by and between the Company and William E. Ogle (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995)

  *10.17 Agreements by and between Breedlove Wesneski & Co. (and one of its affiliates) and the Company dated July 16, 1993, April 6, 1994 and October 18, 1994 (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

   10.18  Intentionally Omitted

   10.19  Intentionally Omitted

   10.20  Intentionally Omitted

   10.21 Agreement dated September 9, 1994, by and between the Company and Gateway 2000, Inc. (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

   10.22 Third Amendment to Loan and Security Agreement dated February 8, 1995 by and between Sanwa Business Credit Corporation and the Company (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

  *10.23 Indemnification Agreement dated February 8, 1995 by and between William E. Ogle and the Company (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

  *10.24 Indemnification Agreement dated February 8, 1995 by and between Randall D. Eisenbach and the Company (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

  *10.25 Indemnification Agreement dated February 8, 1995 by and between James L. Hopkins and the Company (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

  *10.26  Indemnification Agreement dated February 8, 1995 by and between Mark
          S. Sims and the Company (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

  *10.27 Indemnification Agreement dated February 8, 1995 by and between William D. Balthaser Jr. and the Company (incorporated by reference to
          Exhibit 10.27 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

 EXHIBIT
 -------
  *10.28 Indemnification Agreement dated February 8, 1995 by and between James J. Byrne and the Company (incorporated by reference to Exhibit
          10.28 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

  *10.29 Indemnification Agreement dated February 8, 1995 by and between Lawrence E. Wesneski and the Company (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

  *10.30 Indemnification Agreement dated February 8, 1995 by and between J. Shane Long and the Company (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

   10.31 Underwriting Agreement by and among the Company, Messrs. Balthaser and Sims (the selling shareholders) and Rauscher Pierce Refsnes, Inc. and Sutro & Co. Incorporated (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995)

   10.32 Lease Agreement dated June, 1995, by and between the Company (as lessee) and Springcreek Place, Ltd. (as lessor) (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995)

   10.33 Lease Agreement dated December 19, 1994, by and between the Company (as lessee) and 50 Walter Jones Blvd., Inc. (as lessor) (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995)

   10.34 Fourth Amendment to Loan and Security Agreement dated January 5, 1996, by and between Sanwa Business Credit Corporation and the Company (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K or the fiscal year ended October 31, 1995)

  *10.35 Founding Shareholder Note by and between the Company and William D. Balthaser, Jr. (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995)

  *10.36 Founding Shareholder Note by and between the Company and Mark S. Sims (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995)

   10.37 Addendum to Lease Agreement dated March 7, 1996 by and between the Company (as lessee) and Springcreek Place, Ltd. (as lessor) (incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996)

 EXHIBIT
 -------
  *10.38 STB Systems, Inc. 1995 Employee Stock Option Purchase Plan (as amended) (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996)

   10.39 Lease Agreement dated April 18, 1996 by and between the Company (as lessee) and I Cypresswood Building (as lessor) (incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996)

   10.40  Sublease Agreement dated August 1996 by and between ADC
          Telecommunications, Inc. (as sublessor) and the Company (as sublessee) (incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

   10.41 Lease Contract dated October 4, 1996 by and between STB de Mexico, S.A. de C.V. (as lessee) and Complejo Industrial Fuentes, S.A. de C.V. (as lessor) (incorporated by reference to Exhibit 10.41 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

  *10.42 Employment Agreement dated November 1, 1996 by and between the Company and William E. Ogle (incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

  *10.43 Employment Agreement dated November 1, 1996 by and between the Company and Randall D. Eisenbach (incorporated by reference to Exhibit 10.43 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

  *10.44 Employment Agreement dated November 1, 1996 by and between the Company and James L. Hopkins (incorporated by reference to Exhibit 10.44 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

  *10.45 Employment Agreement dated November 1, 1996 by and between the Company and J. Shane Long (incorporated by reference to Exhibit 10.45 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

   10.46 Modification Agreement dated October 4, 1996 by and between STB de Mexico, S.A. de C.V. and Complejo Industrial Fuentes, S.A. de C.V. (relating to the Lease Agreement filed as Exhibit 10.1 hereto) (incorporated by reference to Exhibit 10.46 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

 EXHIBIT
 -------
  *10.47 Amended and Restated Profit Sharing Incentive Plan (incorporated by reference to Exhibit 10.47 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

   10.48 Lease Agreement by and between the Company and Banc One Leasing Corporation dated October 30, 1996, together with related attachments (incorporated by reference to Exhibit 10.48 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

   11.1   Computation of Earnings Per Common Share and Common Equivalent Share

   13 Selected portions of the Company's Annual Report to Shareholders for fiscal year ended October 31, 1996

   21     Subsidiaries of the Company

          (a)  STB Assembly, Inc., a Texas corporation
          (b)  STB de Mexico, S.A. de C.V., a Mexican corporation
          (c) Maquilados Continentales de Chihuahua, a Mexican corporation (an inactive shell corporation)

   23     Consent of Price Waterhouse LLP

   24     Powers of Attorney (included on first signature page)

   27     Financial Data Schedule

          --------------------
          * Management contract or compensatory plan or arrangement. The Company will furnish a copy of any exhibit listed above to any shareholder without charge upon written request to Mr. Bryan F. Keyes, Treasurer, 1651 North Glenville Drive, Richardson, Texas 75081.