Form 10-K405/A
period 1996-10-31
STB SYSTEMS INC
filed 1997-02-28
CIK 934596

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                  Form 10-K/A
                                 Amendment No. 1

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

                         DOCUMENTS INCORPORATED BY REFERENCE

    (a) Selected portions of the registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1996. - Part II

    (b) Selected portions of the registrant's preliminary Proxy Statement for the 1997 Annual Meeting of Shareholders - Part III

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    This information is set forth under the captions "Election of Directors" and "Executive Officers of the Company" of the Company's preliminary Proxy Statement for the Company's 1997 Annual Meeting of Shareholders which portion of such preliminary Proxy Statement is filed herein as Exhibit 99 and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    This information is set forth under the caption "Executive Compensation and Other Matters" of the Company's preliminary Proxy Statement for the Company's 1997 Annual Meeting of Shareholders which portion of such preliminary Proxy Statement is filed herein as Exhibit 99 and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    This information is set forth under the caption "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Shareholders" of the Company's preliminary Proxy Statement for the Company's 1997 Annual Meeting of Shareholders which portion of such preliminary Proxy Statement is filed herein as Exhibit 99 and incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    This information is set forth under the caption "Certain Transactions" and "Compensation and Other Committee Interlocks and Insider Participation" of the Company's preliminary Proxy Statement for the Company's 1997 Annual Meeting of Shareholders which portion of such preliminary Proxy Statement is filed herein as Exhibit 99 and incorporated herein by reference.

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

         2.  Consolidated Financial Statement Schedule                  Page
                                                                         ----
            **Report of Independent Accountants on
               Financial Statement Schedule.                              S-1

            **Consolidated Valuation and Qualifying
               Accounts.                                                  S-2

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

            *10.36 Founding Shareholder Note by and between the Company and Mark S. Sims (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995)

             10.37 Addendum to Lease Agreement dated March 7, 1996 by and between the Company (as lessee) and Springcreek Place, Ltd. (as lessor) (incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996)

            *10.38 STB Systems, Inc. 1995 Employee Stock Option Purchase Plan (as amended) (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996)

             10.39 Lease Agreement dated April 18, 1996 by and between the Company (as lessee) and I Cypresswood Building (as lessor) (incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996)

             10.40 Sublease Agreement dated August 1996 by and between ADC Telecommunications, Inc. (as sublessor) and the Company (as sublessee) (incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

             10.41 Lease Contract dated October 4, 1996 by and between STB de Mexico, S.A. de C.V. (as lessee) and Complejo Industrial Fuentes, S.A. de C.V. (as lessor) (incorporated by reference to Exhibit 10.41 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

            *10.42 Employment Agreement dated November 1, 1996 by and between the Company and William E. Ogle (incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

            *10.43 Employment Agreement dated November 1, 1996 by and between the Company and Randall D. Eisenbach (incorporated by reference to Exhibit 10.43 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

            *10.44 Employment Agreement dated November 1, 1996 by and between the Company and James L. Hopkins (incorporated by reference to Exhibit 10.44 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

            *10.45 Employment Agreement dated November 1, 1996 by and between the Company and J. Shane Long (incorporated by reference to Exhibit 10.45 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

             10.46 Modification Agreement dated October 4, 1996 by and between STB de Mexico, S.A. de C.V. and Complejo Industrial Fuentes, S.A. de C.V. (relating to the Lease Agreement filed as Exhibit 10.1 hereto) (incorporated by reference to Exhibit
                    10.46 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

            *10.47 Amended and Restated Profit Sharing Incentive Plan (incorporated by reference to Exhibit 10.47 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

             10.48 Lease Agreement by and between the Company and Banc One Leasing Corporation dated October 30, 1996, together with related attachments (incorporated by reference to Exhibit
                    10.48 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

           **11.1 Computation of Earnings Per Common Share and Common Equivalent Share

           **13 Selected portions of the Company's Annual Report to Shareholders for fiscal year ended October 31, 1996

           **21     Subsidiaries of the Company

           **23   Consent of Price Waterhouse LLP

           **24   Powers of Attorney

           **27   Financial Data Schedule

          ***99   Selected portions of the Company's preliminary
                  Proxy Statement for the Company's 1997 Annual Meeting of Shareholders

             -------------------
             *    Management contract or compensatory plan or arrangement.
             **   Previously filed.
             ***  Filed herewith.

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


Dated:  February 28, 1997

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

  *10.29 Indemnification Agreement dated February 8, 1995 by and between Lawrence E. Wesneski and the Company (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

  *10.30 Indemnification Agreement dated February 8, 1995 by and between J. Shane Long and the Company (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

   10.31 Underwriting Agreement by and among the Company, Messrs. Balthaser and Sims (the selling shareholders) and Rauscher Pierce Refsnes, Inc. and Sutro & Co. Incorporated (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995)

   10.32 Lease Agreement dated June, 1995, by and between the Company (as lessee) and Springcreek Place, Ltd. (as lessor) (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995)

   10.33 Lease Agreement dated December 19, 1994, by and between the Company (as lessee) and 50 Walter Jones Blvd., Inc. (as lessor) (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995)

   10.34 Fourth Amendment to Loan and Security Agreement dated January 5, 1996, by and between Sanwa Business Credit Corporation and the Company (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K or the fiscal year ended October 31, 1995)

  *10.35 Founding Shareholder Note by and between the Company and William D. Balthaser, Jr. (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995)

  *10.36 Founding Shareholder Note by and between the Company and Mark S. Sims (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995)

   10.37 Addendum to Lease Agreement dated March 7, 1996 by and between the Company (as lessee) and Springcreek Place, Ltd. (as lessor) (incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996)

 EXHIBIT
 -------
  *10.38 STB Systems, Inc. 1995 Employee Stock Option Purchase Plan (as amended) (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996)

   10.39 Lease Agreement dated April 18, 1996 by and between the Company (as lessee) and I Cypresswood Building (as lessor) (incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996)

   10.40  Sublease Agreement dated August 1996 by and between ADC
          Telecommunications, Inc. (as sublessor) and the Company (as sublessee) (incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

   10.41 Lease Contract dated October 4, 1996 by and between STB de Mexico, S.A. de C.V. (as lessee) and Complejo Industrial Fuentes, S.A. de C.V. (as lessor) (incorporated by reference to Exhibit 10.41 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

  *10.42 Employment Agreement dated November 1, 1996 by and between the Company and William E. Ogle (incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

  *10.43 Employment Agreement dated November 1, 1996 by and between the Company and Randall D. Eisenbach (incorporated by reference to Exhibit 10.43 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

  *10.44 Employment Agreement dated November 1, 1996 by and between the Company and James L. Hopkins (incorporated by reference to Exhibit 10.44 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

  *10.45 Employment Agreement dated November 1, 1996 by and between the Company and J. Shane Long (incorporated by reference to Exhibit 10.45 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

   10.46 Modification Agreement dated October 4, 1996 by and between STB de Mexico, S.A. de C.V. and Complejo Industrial Fuentes, S.A. de C.V. (relating to the Lease Agreement filed as Exhibit 10.1 hereto) (incorporated by reference to Exhibit 10.46 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

 EXHIBIT
 -------
  *10.47 Amended and Restated Profit Sharing Incentive Plan (incorporated by reference to Exhibit 10.47 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

   10.48 Lease Agreement by and between the Company and Banc One Leasing Corporation dated October 30, 1996, together with related attachments (incorporated by reference to Exhibit 10.48 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

 **11.1   Computation of Earnings Per Common Share and Common Equivalent Share

 **13 Selected portions of the Company's Annual Report to Shareholders for fiscal year ended October 31, 1996

 **21     Subsidiaries of the Company

 **23     Consent of Price Waterhouse LLP

 **24     Powers of Attorney (included on first signature page)

 **27     Financial Data Schedule

***99 Selected portions of the Company's preliminary Proxy Statement for the Company's 1997 Annual Meeting of Shareholders

          --------------------
          * Management contract or compensatory plan or arrangement. The Company will furnish a copy of any exhibit listed above to any shareholder without charge upon written request to Mr. Bryan F. Keyes, Treasurer, 1651 North Glenville Drive, Richardson, Texas 75081.
          ** Previously filed.
          ***Filed herewith.