Form 10-Q
period 1997-01-31
STB SYSTEMS INC
filed 1997-03-17
CIK 934596

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      Form 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997

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

                                    (972) 234-8750
                 (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     X      No
                                                -----       -----

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                       Number of Shares Outstanding as of
     Title of each class:                        March 14, 1997:
 Common Stock, $.01 par value                       4,544,490

                                  STB SYSTEMS, INC.
                                        INDEX



                                                                       PAGE
PART I        FINANCIAL INFORMATION                                   NUMBER


Item 1        Consolidated Financial Statements (unaudited) :

              Consolidated Balance Sheet at January 31, 1997
              and October 31, 1996                                        2

              Consolidated Statement of Operations for the
              quarter ended January 31, 1997 and 1996                     3

              Consolidated Statement of Cash Flows for the three
              months ended January 31, 1997 and 1996                      4

              Notes to Consolidated Financial Statements                  5

Item 2        Management's Discussion and Analysis of
              Financial Condition and Results of Operations             6-9

PART II  OTHER INFORMATION


Item 1        Legal Proceedings                                           9

Items 2 through 4 have been omitted since the registrant has no reportable events in relation to these items.

Item 5        Other Information - Business Risks                       9-13

Item 6        Exhibits and Reports on Form 8-K                           13

Signatures                                                               14

                       STB SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
            (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                     JANUARY 31,   OCTOBER 31,
                                                        1997           1996
                                                    --------------------------
                       ASSETS
Current Assets:
Cash and cash equivalents                           $     3,736    $     3,420
Accounts receivable - trade, net of allowance
 for doubtful Accounts of $436 and $332                  27,365         28,032
Inventories, net                                         26,690         27,148
Other current assets                                      1,609          1,348
                                                    --------------------------
    Total current assets                                 59,400         59,948
Property and equipment, net                               5,896          5,231
Other assets                                                417            450
                                                    --------------------------
    Total assets                                    $    65,713    $    65,629
                                                    --------------------------
                                                    --------------------------
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt                                     $    13,906    $    11,760
Accounts payable - trade                                 15,054         19,538
Accrued wages, commissions and bonuses                    1,036          1,144
Other accrued liabilities                                 1,972          1,609
Current portion of long-term liabilities                    681            705
                                                    --------------------------
    Total current liabilities                            32,649         34,756
                                                    --------------------------
Long-term liabilities:
Long-term notes payable                                     875          1,000
Obligations under capital leases and other
 long-term liabilities                                      241             76
                                                    --------------------------
    Total long-term liabilities                           1,116          1,276
                                                    --------------------------
Shareholders' equity:
Preferred stock, 2,000,000 shares authorized,
 none issued or outstanding                                   -              -
Common stock, $.01 par value, 20,000,000 shares
 authorized, 4,521,394 and 4,513,598 shares
 issued and outstanding                                      45             45
Additional paid-in capital                               22,417         22,318
Retained earnings                                         9,731          7,479
                                                    --------------------------
                                                         32,193         29,842
Treasury stock, 35 shares, at cost                         (245)          (245)
                                                    --------------------------
Total shareholders' equity                               31,948         29,597
                                                    --------------------------
Total liabilities and shareholders' equity          $    65,713    $    65,629
                                                    --------------------------
                                                    --------------------------

The accompanying notes are an integral part of these financial statements.

                    STB SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                            (UNAUDITED)
-----------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                               THREE MONTHS ENDED
                                                   JANUARY 31,
                                               1997           1996
                                         --------------------------

Net sales                                $    48,092    $    44,905
Cost of sales                                 37,459         37,643
                                         --------------------------
Gross profit                                  10,633          7,262
                                         --------------------------

Operating expenses:
  Research and development                     1,238            773
  Sales and marketing                          3,286          2,413
  General and administrative                   2,383          1,897
                                         --------------------------
Total operating expenses                       6,907          5,083
                                         --------------------------

Income from operations                         3,726          2,179
Interest expense, net                            376            333
                                         --------------------------
Income before income taxes                     3,350          1,846
Provision for income taxes                     1,098            632
                                         --------------------------
Net income                                $    2,252      $   1,214
                                         --------------------------
                                         --------------------------

 Net income per share                     $     0.47     $     0.27
                                         --------------------------
                                         --------------------------

 Weighted average shares outstanding       4,787,743      4,500,000
                                         --------------------------
                                         --------------------------

The accompanying notes are an integral part of these financial statements.

                            STB SYSTEMS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)
-----------------------------------------------------------------------------
                                (DOLLARS IN THOUSANDS)

                                                         THREE MONTHS ENDED
                                                            JANUARY 31,
                                                           1997         1996
                                                        ----------------------

Cash flows from operating activities:
   Net income                                           $ 2,252        $ 1,214
   Adjustments to reconcile net income to net cash
     From operating activities:
     Depreciation and amortization                          420            240
     Changes in assets and liabilities:
     Accounts receivable - trade                            667          1,467
     Inventories                                            457          1,241
     Other current assets                                  (260)           452
     Other assets                                            33           (399)
     Accounts payable - trade                            (4,483)           150
     Accrued wages, commissions, and bonuses               (109)           121
     Other accrued liabilities                              365            146
                                                        ----------------------
        Net cash provided by (used in) operating
          activities                                       (658)         4,632

                                                        ----------------------
Cash flows from investing activities -
   Purchases of property and equipment                   (1,085)          (250)
                                                        ----------------------
Cash flows from financing activities:
Borrowings on(payments of) short-term debt                2,145         (2,565)
Payments on Founding Shareholder Notes                      -             (523)
Payments on long-term debt                                 (185)          (227)
Issuance of common stock, net of issue costs                 99            -
                                                        ----------------------

   Net cash provided by(used in) financing activities     2,059         (3,315)
                                                        ----------------------

Net increase in cash and cash equivalents                   316          1,067
Cash and cash equivalents at beginning of period          3,420          4,162
                                                        ----------------------
Cash and cash equivalents at end of period              $ 3,736        $ 5,229
                                                        ----------------------
                                                        ----------------------


    The accompanying notes are an integral part of these financial statements

                                  STB SYSTEMS, INC.

                      Notes To Consolidated Financial Statements
                                     (Unaudited)

1.  BASIS OF PRESENTATION

    STB Systems, Inc. develops, manufactures and sells a wide selection of multimedia accelerators, other multimedia subsystems products and specialized technology products for use in mid-range and high-end personal computers ("PCs"). STB Assembly, Inc. is a wholly-owned subsidiary and provides manufacturing services to STB Systems, Inc.

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

    The financial information presented herein should be read in conjunction with the Company's annual consolidated financial statements for the year ended October 31, 1996. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

2.  INVENTORIES

    Inventories at January 31, 1997 and October 31, 1996 consist of the following:

                                             (in thousands)
                            January 31, 1997              October 31, 1996
                            ----------------              ----------------
         Raw materials       $        10,762               $        10,667
         Work-in-process              11,978                        14,358
         Finished goods                3,950                         2,123
                            ----------------              ----------------
              Totals         $        26,690               $        27,148
                            ----------------              ----------------

3.  SHORT TERM DEBT

    On January 5, 1996, the Company increased its existing revolving credit facility ("Revolving Credit Facility") from $13,000,000 to $23,000,000. At January 31, 1997, $13,906,000 was outstanding under this credit facility. All indebtedness under the Revolving Credit Facility matures on November 1, 1999.

    Availability under the Revolving Credit Facility is subject to limitations determined by the Company's borrowing base, which is calculated based upon eligible accounts receivable and inventory as defined in the Revolving Credit Facility agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company currently sells two broad categories of products, which the Company refers to as multimedia subsystem products and specialized technology products. The Company's multimedia subsystem product line includes a wide selection of multimedia accelerators designed for use in mid-range to high-end personal computers (PCs) and also features several complementary products, including digital video products and sound cards. STB's specialized technology products incorporate graphics technologies and are primarily designed to enable one computer to simultaneously control the display of multiple monitors.

The Company sells its products to original equipment manufacturers (OEM's), the commercial market, and the specialized technology market. Multimedia subsystem products are sold both to OEMs as subsystems for their PC products and to the commercial market. Sales of multimedia accelerators and other multimedia subsystem products to OEMs are characterized by higher unit volumes and lower gross profit margins. Sales of multimedia products to the commercial market are characterized by modest volumes and higher gross profit margins than the sale of similar products to OEMs. Although sales of specialized technology products are relatively low, the Company realizes higher gross profit margins from the sale of these products than from the sale of multimedia subsystem products. The Company began shipping significant unit volumes of certain new multimedia products (products other than multimedia accelerators) in the third quarter of the 1996 fiscal year. Revenues generated from the sale of these multimedia subsystem products have been characterized as OEM channel sales in the discussion below. The Company is not yet in a position to forecast the effect that the sales of these new products will have upon the Company's results of operations.

Sales of the Company's products to OEMs represented approximately 81% (of which approximately 4.5% was comprised of sales of new multimedia subsystem products) of total net sales for the fiscal year 1996. Sales to the commercial market and the specialized technology market represented approximately 11% and 6%, respectively. The balance of total net sales was derived primarily from third party assembly services, which accounted for approximately 2% of total net sales in fiscal year 1996. The Company's total gross profit margins and gross profits will likely fluctuate from period to period as a result of the Company's product mix, sales channel mix, component costs and competitive pricing pressures on the Company's products.

The Company recognizes revenue upon shipment of its products. For products sold through the commercial channel, the Company generally allows returns in the form of stock rotation and price protection in the form of credits. The Company's current stock rotation policies permits a commercial channel customer to return recently purchased products, provided that the customer places an order for other Company products of equal or greater value. The Company has historically been able to resell products returned through the stock rotation program. The Company also provides price protection to commercial channel customers in the form of credits for price reductions on products remaining in inventories at the time of the price reduction. The Company maintains reserves related to these programs, which it believes are adequate.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statement of operations as a percentage of net sales from continuing operations:

                                                      PERCENTAGE OF NET SALES
                                                         THREE MONTHS ENDED
                                                            JANUARY 31,
                                                            1997          1996
                                                      -------------------------
Net sales                                                  100.0%        100.0%
Cost of sales                                               77.9%         83.8%
                                                      -------------------------
Gross profit                                                22.1%         16.2%
                                                      -------------------------
Operating expenses:
  Research and development                                   2.6%          1.7%
  Sales and marketing                                        6.8%          5.4%
  General and administrative                                 5.0%          4.2%
                                                      -------------------------
Total operating expenses                                    14.4%         11.3%
                                                      -------------------------
Income from operations                                       7.7%          4.9%
Interest expense, net                                        0.7%          0.7%
                                                      -------------------------
Income before income taxes                                   7.0%          4.2%
Provision for income taxes                                   2.3%          1.4%
                                                      -------------------------
Net income                                                   4.7%          2.8%
                                                      -------------------------
                                                      -------------------------

QUARTER ENDED JANUARY 31, 1997 COMPARED TO QUARTER ENDED JANUARY 31, 1996.

Net Sales. Net sales increased by $3.2 million, or 7.1%, from $44.9 million in the first quarter of fiscal 1996 to $48.1 million in the first quarter of fiscal 1997. This increase resulted primarily from continuing growth in sales of the Company's products to the commercial channel, offset somewhat by declining unit prices due to continuing decreases in the cost of memory.

For the first quarter of fiscal 1997, OEM channel sales of $36.2 million represented approximately 75% of total net sales, compared to OEM channel sales of $38.0 million, representing approximately 85% of total net sales, for the first quarter of fiscal 1996. Domestic shipments to OEMs remained strong during the first quarter of fiscal 1997. The Company's sales into the retail channel increased by $5.7 million, or 205%, from $2.8 million in the first quarter of fiscal 1996 to $8.5 million in the first quarter of fiscal 1997. Sales of specialized technology products increased by $555,000, or 23%, from $2.4 million in the first quarter of fiscal 1996 to $3.0 million in the first quarter of fiscal 1997.

Gross Profit. Gross profit increased by $3.3 million, or 46%, from $7.3 million in the first quarter of fiscal 1996 to $10.6 million in the first quarter of fiscal 1997. During the period, gross profit as a percentage of net sales increased from 16.2% to 22.1%. The increase in the amount of gross profit resulted primarily from increases in sales volumes of the Company's products, partially offset by decreasing unit prices. The increase in gross profit as a percentage of net sales resulted primarily from the economies of scale resulting from higher production volumes and increased operating efficiencies. In addition, increased revenues and margins from the commercial channel also contributed to the overall higher margin percentage. The gross profit margin for the quarter however, was down slightly from the 22.9% achieved during the previous quarter. The decline was due to modest increases in overall manufacturing costs combined with lower overall overhead absorption resulting from lower production volumes during the holiday season.

Research and Development Expenses. Research and development expenses increased by $465,000, or 60.2%, from $773,000 in the first quarter of fiscal 1996 to $1.2 million in the first quarter of fiscal 1997. This increase resulted from increased staffing levels at the Company's corporate office and Eugene, Oregon design center and the initial staffing of the recently established engineering office in Belfast, Northern Ireland. Expenses associated with the development of new products as well as the continuing enhancement and support of the Company's existing products also contributed to the increase in research and development expenses. During the periods, the expenses as a percentage of net sales increased from 1.7% to 2.6%.

Sales and Marketing Expenses. Sales and marketing expenses increased by $873,000, or 36.2%, from $2.4 million in the first quarter of fiscal 1996 to $3.3 million in the first quarter of fiscal 1997. This increase in expenses resulted primarily from additional staffing and commissions paid as a result of higher sales. Increased expenses associated with the incremental sales and promotional activities in the commercial and specialized technology channels also attributed to the increased expenses. During the periods, the expenses as a percentage of net sales increased from 5.4% to 6.8%.

General and Administrative Expenses. General and administrative expenses increased by $486,000, or 25.6%, from $1.9 million in the first quarter of fiscal 1996 to $2.4 million in the first quarter of fiscal 1997. This increase in the amount of general and administrative expenses was due primarily to expenses associated with the Company's growth, including increased personnel expenses, occupancy costs, data processing costs and other operating expenses. During the periods, these expenses as a percentage of net sales increased from 4.2% to 5.0%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital and liquidity needs are for financing inventory and accounts receivable and manufacturing equipment expenditures. The Company has financed these requirements, and its operations, generally, through a combination of cash generated from operations, trade credit from vendors, bank borrowings and the Company's initial public offering. The Company recognizes that future growth will require additional capital, particularly to support increased working capital needs, engineering and other staffing expenses, promotional expenses, manufacturing facilities and
equipment requirements.   The Company believes its various sources of
available financing will be adequate to meet its capital requirements for the foreseeable future.

Cash used in operating activities was $658,000 in the first three months of fiscal 1997 resulting primarily from reductions in accounts payable, partially offset by net income and reductions in inventory and accounts receivable, compared to cash generated from operating activities of $4.6 million in the first three months of fiscal 1996. Working capital was $26.7 million at January 31, 1997, compared to $25.2 million at October 31, 1996, and cash was $3.7 million at January 31, 1997, compared to $3.4 million at October 31, 1996.

The Company's investment in equipment totaled $1.1 million in the first three months of fiscal 1997, compared with net purchases of equipment of $250,000 in the first three months of fiscal 1996. The investments in equipment are primarily for manufacturing equipment additions and upgrades of existing equipment to support the increased demand for the Company's products from existing as well as new customers and to a lesser degree for upgrades of the systems and equipment used at the Company's corporate offices. The Company expects that additional capital expenditures for similar types of equipment will be required to support future customer demand and product requirements.

The Company currently has an available line of credit of $25 million under a secured revolving credit facility (the "Revolving Credit Facility") which includes a $2 million term loan (the "Mezzanine Facility"). During fiscal 1996, the Company increased the size of its Revolving Credit Facility by $10 million to its current level. At January 31, 1997, $13.9 million and $1.4 million was outstanding under the Revolving Credit Facility and the Mezzanine Facility, respectively. Principal amounts under both the Revolving Credit Facility and the Mezzanine Facility bear interest at the rate of prime plus
 .75%. The Revolving Credit Facility agreement provides for a minimum monthly interest charge of $25,000, which can be satisfied by interest accrued pursuant to both the Revolving Credit Facility and the Mezzanine Facility. Availability under the

Revolving Credit Facility is subject to limitations determined by the Company's borrowing base, which is calculated based on eligible accounts receivable and inventory, as defined in the Revolving Credit Facility agreement. All indebtedness under these facilities matures on November 1, 1999.

On February 14, 1995, the Company completed an initial public offering (the Offering) of 2.0 million shares of Common Stock. Proceeds from the Offering totaled $21.7 million, net of underwriters' discounts and other Offering expenses totalling $2.3 million. The Company applied a portion of the Offering proceeds to reduce indebtedness owed under the Revolving Credit Facility by $5.5 million and to repay $3.0 million in trade debt. In addition, just prior to the Offering, the Company issued notes to its founding shareholders in the principal amount of $2.0 million representing a portion of the dividend distribution of the Company's undistributed S Corporation earnings. These notes provide for twelve equal monthly payments of principal and interest to the founding shareholders, the final payment of which was made in February, 1996. The remaining portion of the Company's undistributed S Corporation earnings in the amount of $2.1 million was paid to the founding shareholders from the Offering proceeds.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was served notice of the filing of a plaintiff class action lawsuit on September 6, 1995 in the 134th Judicial District Court of Dallas County, Texas against the Company and certain officers and directors of the Company. The alleged class of Plaintiffs consisted of all persons who purchased shares of the Company's stock on the open market between February 14, 1995 and May 25, 1995. The Plaintiffs, who sought unspecified damages, allege that the Company's Registration Statement and Prospectus in its initial public offering contained false and materially misleading statements.
 The Company and the individual defendants deny the Plaintiffs' allegations and have defended this action.

In August, 1996, the trial court dismissed the compliant for want of prosecution. The deadline for the plaintiffs to file a motion with the trial court to reinstate the compliant has passed. The plaintiffs have had an additional period within which to appeal this dismissal. This additional period has now passed without any such appeal being filed.

ITEM 5.  OTHER INFORMATION - FOREWORD LOOKING INFORMATION; BUSINESS RISKS

All statements other than statements of historical fact contained in this report are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks and uncertainties, and the Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the risks described under "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996, as amended, and those discussed below.

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

In addition, significant increases in the prices of components, such as graphics controller chips or memory chips, occur from time to time, and often the Company is not able to adjust the price of its products accordingly. In the past, both occasional worldwide shortages of DRAM video memory and international tariff disputes have resulted in substantial component cost increases that have materially adversely affected the Company and its results of operations.


DEPENDENCE ON KEY CUSTOMERS

The Company's top three customers accounted for 55.5% and 59.7% of net sales during fiscal years 1995 and 1996, respectively. In recent years, Gateway 2000 has been the Company's top customer, although STB's other significant customers have changed from period to period. The loss or reduction of the business of Gateway 2000 or one or more of the Company's other major customers would have a material adverse effect on the Company's results of operations. In addition, the Company's future success will depend significantly upon the success of its customers, particularly its OEM customers. The Company has no long-term commitments or contracts with its customer. The Company has no long-term commitments or contracts with its customers. While a number of the Company's OEM customers have achieved strong PC sales in recent periods, such customers, and the PC industry in general are subject to dynamic competitive conditions. In particular, the loss of sales by the Company's OEM customers to other OEMs or a decrease in the popularity of desktop PCs that incorporate the Company's products would adversely affect the Company and its results of operations.


DEPENDENCE ON MULTIMEDIA ACCELERATION MARKET -- MIGRATION TO MOTHERBOARDS

Substantially all of the Company's net sales are derived from the sale of multimedia accelerators. Multimedia accelerators generally are used in higher end PCs offering the latest technology and performance features, while graphics circuitry usually is included on the motherboard of entry-level PC models. An increase in the number or percentage of manufactured PCs that incorporate graphics circuitry on the motherboard, at the expense of add-in multimedia accelerators, an increase in the number or percentage of multimedia accelerators manufactured internally by OEMs or a decrease in PC sales volumes would effectively shrink the market for the Company's products and could materially adversely affect the Company's business. In addition, it is possible that graphics circuitry could be incorporated into the CPU, which could materially adversely affect the Company and its results of operations.

NEW PRODUCTS AND TECHNOLOGICAL CHANGE

The market for the Company's products is characterized by short product life cycles, rapidly changing technology, evolving industry standards and frequent introductions of new products. The Company's success depends upon market acceptance of its existing products and its ability to enhance its existing products and its ability to continually develop and introduce new products and features to meet changing customer requirements. There can be no assurance of the continued acceptance of the Company's existing products or that the Company will be successful in enhancing its existing products or identifying, developing, manufacturing or marketing new products. Delays in developing new products or enhancements or the failure of such products or enhancements to gain market acceptance could materially adversely affect the Company and its results of operations.

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


ENTRY INTO NEW PRODUCT MARKETS

While the Company's business historically has focused on the design, manufacture and sales of multimedia accelerators, in the third quarter of fiscal 1996 the Company first began shipping significant unit volumes of new multimedia subsystem products and has announced other new multimedia subsystem products expected to be introduced in the near future. There are numerous risks inherent in the entry into new product markets, including the reallocation of limited management, engineering and capital resources to unproven product ventures, a greater likelihood for encountering technical problems and a greater likelihood that the market will not accept the Company's new products or the PCs into which they are incorporated. The failure of one or more of such products, or any negative effects upon the Company's core multimedia accelerator business, could materially adversely affect the Company and its results of operations.

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


PRICE PROTECTION AND STOCK ROTATION RISKS

As is common practice in this industry, the Company's arrangements with its commercial customers generally allow customers, in the event of a price decrease, credit equal to the difference between the price originally paid and the new decreased price on units in the customers' inventories on the date of the price decrease. In addition, commercial customers generally have the right to return slow-moving or excess inventory for product credit up to an agreed upon percentage of shipments within specified time periods. While the Company establishes reserves to cover these practices, there can be no assurance that these reserves will be sufficient or that any future price protection claims or returns will not have a material adverse effect on the Company and its results of operations, particularly because results are heavily dependent on products for which the Company has little or no operating history. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview"


DEPENDENCE ON KEY PERSONNEL

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


SINGLE MANUFACTURING FACILITY

The Company's primary manufacturing facility is located in Juarez, Mexico. Since the Company is substantially dependent on this single manufacturing facility, a disruption of the Company's manufacturing operations at this facility would have a material adverse effect on the Company and its results of operations. Such disruption could result from various factors, including a labor dispute, human error, governmental or political risks or a natural disaster such as an earthquake, tornado, fire or flood. In addition, in comparison to those of its competitors that do not maintain their own manufacturing facilities, the Company incurs higher relative fixed overhead and labor costs as a result of operating its own manufacturing facility. Any failure to generate the level of product revenues needed to absorb these overhead and labor costs would have a material adverse on the Company and its results of operations.


DEPENDENCE ON SALES REPRESENTATIVES AND DISTRIBUTORS

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


PROPRIETARY TECHNOLOGY

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

The Company has and may in the future find it necessary or desirable to procure licenses from third parties relating to current or future products or technologies, but there can be no assurance that the Company will continue to be able to obtain such licenses or other rights or, if it is able to obtain them, that it will be able to do so on commercially acceptable terms. The Company could be placed at a disadvantage if its competitors obtain licenses with lower royalty fee payments or other terms more favorable than those received by the Company. If the Company or its suppliers were unable to obtain licenses relating to current or future products or technologies, the Company could be forced to market products without certain technological features. The Company's inability to obtain licenses necessary to use certain technology or its inability obtain such licenses on competitive terms could have a material adverse effect on the Company and its results of operations.


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit
              Number
              -------
              11.1 Computation of Earnings Per Common Share and Common Equivalent Share

              27.1      Financial Data Schedule

         (b)  Current Reports on Form 8-K

              There were no reports filed on Form 8-K during the quarterly period ended January 31, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     STB SYSTEMS, INC.


Dated: March 17, 1997            By: /s/ William E. Ogle
                                     ---------------------------------------
                                     President and Chief Executive Officer


Dated: March 17, 1997            By: /s/ Bryan F. Keyes
                                     ---------------------------------------
                                     Bryan F. Keyes, Treasurer and
                                     Director of Legal