Form 10-Q
period 1997-04-30
STB SYSTEMS INC
filed 1997-06-16
CIK 934596

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

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

                                 (972) 234-8750
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                      -------    -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                              Number of Shares Outstanding as of
Title of each class:                                   June 11, 1997:
Common Stock, $.01 par value                              4,603,904

                               STB SYSTEMS, INC.
                                      INDEX

                                                                       PAGE
PART I    FINANCIAL INFORMATION                                       NUMBER

Item 1    Consolidated Financial Statements (unaudited) :

          Consolidated Balance Sheets at April 30, 1997
          and October 31, 1996                                            2

          Consolidated Statements of Operations for the
          quarters ended April 30, 1997 and 1996                          3

          Consolidated Statements of Operations for the
          six months ended April 30, 1997 and 1996                        4

          Consolidated Statements of Cash Flows for the
          six months ended April 30, 1997 and 1996                        5

          Notes to Consolidated Financial Statements                      6-7

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   8-12


PART II   OTHER INFORMATION

Item 1 Has been omitted since the registrant has no reportable events in relation to these items.

Item 2    Changes in Securities                                           12

Item 3 Has been omitted since the registrant has no reportable events in relation to these items.

Item 4    Submission of Matters to a Vote of Security Holders             12-13

Item 5    Other Information - Forward-Looking Information;
          Business Risks                                                  13-19

Item 6    Exhibits and Reports on Form 8-K                                19

Signatures                                                                20

                       STB SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
------------------------------------------------------------------------------
            (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                      APRIL 30,    OCTOBER 31,
                                                        1997          1996
                                                      ========================
              ASSETS
Current Assets:
Cash and cash equivalents                              $ 2,579      $  3,420
Accounts receivable - trade, net of
  allowance for doubtful Accounts
  of $530 and $332                                      36,508        28,032
Inventories, net                                        24,819        27,148
Other current assets                                     1,678         1,348
                                                       ---------------------
    Total current assets                                65,584        59,948

Property and equipment, net                              7,091         5,231
Other assets                                             2,008           450
                                                       ---------------------
    Total assets                                       $74,683       $65,629
                                                       =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt                                        $18,455       $11,760
Accounts payable - trade                                16,037        19,538
Accrued wages, commissions and bonuses                   1,035         1,144
Other accrued liabilities                                1,803         1,609
Current portion of long-term liabilities                   659           705
                                                       ---------------------
    Total current liabilities                           37,989        34,756
                                                       ---------------------

Long-term Liabilities:
Long-term notes payable                                    750         1,000
Obligations under capital leases and
  other long-term liabilities                              207           276
                                                       ---------------------
    Total long-term liabilities                            957         1,276
                                                       ---------------------

Shareholders' Equity:
Preferred stock, 2,000,000 shares
  authorized, none issued or Outstanding                     -             -
Common stock, $.01 par value, 20,000,000
  shares authorized, 4,585,715 and 4,513,598
  shares issued and outstanding                             46            45
Additional paid-in capital                              23,788        22,318
Retained earnings                                       12,148         7,479
                                                       ---------------------
                                                        35,982        29,842
Treasury stock, 35 shares, at cost                        (245)         (245)
                                                       ---------------------
Total shareholders' equity                              35,737        29,597
                                                       ---------------------
Total liabilities and shareholders' equity             $74,683       $65,629
                                                       =====================



 The accompanying notes are an integral part of these financial statements.

                       STB SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
------------------------------------------------------------------------------
            (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                        THREE MONTHS ENDED
                                                            APRIL 30,
                                                        1997          1996
                                                     =======================
Net sales                                            $  48,700     $  44,592
Cost of sales                                           36,922        36,189
                                                     -----------------------
Gross profit                                            11,778         8,403
                                                     -----------------------

Operating expenses:
 Research and development                                1,556         1,018
 Sales and marketing                                     3,637         2,587
 General and administrative                              2,408         2,470
                                                     -----------------------
Total operating expenses                                 7,601         6,075
                                                     -----------------------

Income from operations                                   4,177         2,328
Interest expense, net                                      383           278
                                                     -----------------------

Income before income taxes                               3,794         2,050
Provision for income taxes                               1,376           699
                                                     -----------------------
Net income                                           $   2,418     $   1,351
                                                     =======================

Net income per share                                 $    0.49     $    0.30
                                                     =======================
Weighted average shares outstanding                  4,916,554     4,500,114
                                                     =======================


 The accompanying notes are an integral part of these financial statements.

                       STB SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
------------------------------------------------------------------------------
            (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        SIX MONTHS ENDED
                                                            APRIL 30,
                                                        1997         1996
                                                     =======================
Net sales                                            $  96,792     $  89,497
Cost of sales                                           74,381        73,832
                                                     -----------------------
Gross profit                                            22,411        15,665
                                                     -----------------------

Operating expenses:
  Research and development                               2,794         1,792
  Sales and marketing                                    6,923         5,000
  General and administrative                             4,791         4,378
                                                     -----------------------
Total operating expenses                                14,508        11,170
                                                     -----------------------

Income from operations                                   7,903         4,495
Interest expense, net                                      759           599
                                                     -----------------------

Income before income taxes                               7,144         3,896
Provision for income taxes                               2,474         1,330
                                                     -----------------------
Net income                                           $   4,670     $   2,566
                                                     =======================

Net income per share                                 $    0.96     $    0.57
                                                     =======================
Weighted average shares outstanding                  4,856,626     4,500,045
                                                     =======================



 The accompanying notes are an integral part of these financial statements.

                       STB SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)


                                                          SIX MONTHS ENDED
                                                              APRIL 30,
                                                        1997           1996
                                                       ======================
Cash flows from operating activities:
   Net income                                          $ 4,670        $ 2,566
   Adjustments to reconcile net income to net cash
     From operating activities:
     Depreciation and amortization                         940            506
     Changes in assets and liabilities:
       Accounts receivable - trade                      (8,476)          (895)
       Inventories, net                                  2,329          6,278
       Other current assets                               (330)           634
       Other assets                                     (1,558)          (550)
       Accounts payable - trade                         (3,501)        (5,739)
       Accrued wages, commissions, and bonuses            (109)           305
       Other accrued liabilities                           194            (48)
                                                       ----------------------
        Net cash provided by (used in)
         operating activities                           (5,841)         3,057
                                                       ----------------------

Cash flows from investing activities -
   Purchases of property and equipment                  (2,800)          (852)
                                                       ----------------------

Cash flows from financing activities:
  Borrowings on (payments of) short-term debt            6,695         (2,949)
  Payment of Founding Shareholder Notes                      -           (700)
  Payment of long-term debt                               (365)          (407)
  Issuance of common stock, net of issue costs           1,470              -
                                                       ----------------------
    Net cash provided by (used in) financing
     activities                                          7,800         (4,056)
                                                       ----------------------
  Net decrease in cash and cash equivalents               (841)        (1,851)
  Cash and cash equivalents at beginning of period       3,420          4,162
                                                       ----------------------
  Cash and cash equivalents at end of period           $ 2,579       $  2,311
                                                       ======================



 The accompanying notes are an integral part of these financial statements.

                                STB SYSTEMS, INC.

                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     STB Systems, Inc. develops, manufactures and sells a wide selection of multimedia accelerators, other multimedia subsystem products and specialized technology products for use in mid-range and high-end personal computers ("PCs"). STB Assembly, Inc. is a wholly-owned subsidiary and provides manufacturing services to STB Systems, Inc.

     The accompanying financial statements include the consolidated accounts of STB Systems, Inc., STB Assembly, Inc. and Symmetric Simulation Systems, Inc. (see Note 2), (collectively referred to as the "Company"). STB Assembly, Inc. has two majority owned subsidiaries, STB de Mexico S.A. de C.V. ("STB de Mexico") and Maquilados Continentales de Ciudad Juarez, S.A. de C.V. ("MCC"). STB de Mexico is a Mexican corporation operated as a maquiladora that performs assembly services for STB Systems, Inc. MCC entered into an agreement in January 1990 to provide subcontract manufacturing services for STB Systems, Inc. As of December 1992, MCC became an inactive entity. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interests in the subsidiaries are insignificant for financial reporting purposes.

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

2.   ACQUISITION

     During the quarter ended April 30, 1997, STB Systems, Inc. acquired all of the outstanding shares of Symmetric Simulation Systems, Inc. ("Symmetric"). Symmetric designs and builds high-end 3D graphics acceleration products for use in applications such as computer-aided design, product visualization and animation. As a result of the acquisition, the Company recorded goodwill in the amount of $1,648,000 which is included in Other assets. Unamortized goodwill at April 30, 1997 was $1,628,000.

3.   INVENTORIES

     Inventories at April 30, 1997 and October 31, 1996 consist of the following:

                                              (in thousands)
                                   April 30, 1997           October 31, 1996
                                   --------------           ----------------
               Raw materials       $        9,087           $         10,667
               Work-in-process             10,708                     14,358
               Finished goods               5,024                      2,123
                                   --------------           ----------------
                         Totals    $       24,819           $         27,148
                                   --------------           ----------------

4.   EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings per share", (SFAS 128). The Company will adopt SFAS 128, which establishes standards for computing and presenting earnings per share
     (EPS), in the first quarter of fiscal 1998. This statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into or resulted in the issuance of common stock. The following table sets forth the basic and diluted EPS computation, on a pro forma basis, as required by SFAS 128:

                                                Three months     Six months
                                                   ended            ended
                                               April 30, 1997   April 30, 1997
                                               --------------   --------------
Net income                                       $    2,418       $    4,670
                                                 ===========================

BASIC (Pro forma)
Weighted average number of shares outstanding     4,554,885        4,534,533
                                                 ---------------------------
Basic net income per share                       $     0.53       $     1.03
                                                 ===========================
DILUTED (Pro forma)
Weighted average number of shares outstanding     4,554,885        4,534,533
Additional weighted average shares from
  assumed exercise of dilutive stock options,
  net of shares assumed to be repurchased
  with exercise proceeds                            361,669          322,093
                                                 ---------------------------
Diluted net income per share                     $     0.49       $     0.96
                                                 ===========================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company currently sells two broad categories of products which the Company refers to as multimedia subsystem products and specialized technology products. The Company's multimedia subsystem product line includes a wide selection of multimedia accelerators designed for use in mid-range to high-end personal computers (PCs) and also features several complementary products, including digital video products and sound cards. STB's specialized technology products incorporate graphics technologies and are primarily designed to enable one computer to simultaneously control the display of multiple monitors.

The Company sells its products to original equipment manufacturers (OEM's), the commercial market, and the specialized technology market. Multimedia subsystem products are sold both to OEMs as subsystems for their PC products and to the commercial market. Sales of multimedia accelerators and other multimedia subsystem products to OEMs are characterized by higher unit volumes and lower gross profit margins. Sales of multimedia products to the commercial market are characterized by modest volumes and higher gross profit margins than the sale of similar products to OEMs. Although sales of specialized technology products are relatively low, the Company realizes higher gross profit margins from the sale of these products than from the sale of multimedia subsystem products. The Company began shipping significant unit volumes of certain new products, other than multimedia accelerators, in the third quarter of the 1996 fiscal year. Revenues generated from the sale of these multimedia subsystem products have been characterized as OEM channel sales in the discussion below. The Company is not yet in a position to forecast the effect that the sales of these new products will have upon the Company's future results of operations.

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

The Company recognizes revenue upon shipment of its products. For products sold through the commercial channel, the Company generally allows returns in the form of stock rotation and price protection in the form of credits. The Company's current stock rotation policies permit a commerical channel customer to return recently purchased products, provided that the customer places an order for other Company products of equal or greater value. The Company has historically been able to resell products returned through the stock rotation program. The Company also provides price protection to commercial channel customers in the form of credits for price reductions on products remaining in inventories at the time of the price reduction. The Company maintains reserves related to these programs, which it believes are adequate.

During the quarter ended April 30, 1997 the Company acquired all of the outstanding shares of Symmetric Simulation Systems, Inc., ("Symmetric"). Symmetric designs and builds high-end 3D graphics acceleration technology used in applications such as computer-aided design, product visualization, architectural walkthroughs and multimedia authoring. The Company believes that the Symmetric product line compliments the Company's existing products and establishes the Company in the high-end 3D market. The Company is not yet in a position to forecast the effect, if any, the acquisition of Symmetric will have upon the Company's future results of operations. See "Changes in Securities" and "Note 2 to Notes to Consolidated Financial Statements".

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statement of operations as a percentage of net sales from continuing operations:

                                            Percentage of Net Sales       Percentage of Net Sales
                                              Three Months Ended             Six Months Ended
                                                   April 30,                    April 30,
                                             1997           1996            1997           1996
                                            =======================       =======================
Net sales                                   100.0%         100.0%         100.0%         100.0%
Cost of sales                                75.8%          81.2%          76.8%          82.5%
Gross profit                                 24.2%          18.8%          23.2%          17.5%

Operating expenses:
  Research and development                    3.2%           2.3%           2.9%           2.0%
  Sales and marketing                         7.5%           5.8%           7.2%           5.6%
  General and administrative                  4.9%           5.5%           4.9%           4.9%
Total operating expenses                     15.6%          13.6%          15.0%          12.5%

Income from operations                        8.6%           5.2%           8.2%           5.0%
Interest expense, net                         0.8%           0.6%           0.8%           0.7%

Income before income taxes                    7.8%           4.6%           7.4%           4.3%
Provision for income taxes                    2.8%           1.6%           2.6%           1.4%
Net income                                    5.0%           3.0%           4.8%           2.9%



QUARTER ENDED APRIL 30, 1997 COMPARED TO QUARTER ENDED APRIL 30, 1996.

Net Sales. Net sales increased by $4.1 million, or 9.2%, from $44.6 million in the second quarter of fiscal 1996 to $48.7 million in the second quarter of fiscal 1997. This increase resulted primarily from continuing growth in sales of the Company's products to all channels, to its four largest OEM's and to its specialized technology customers and to a lesser extent due to increased unit sales to its commerical channel customers, offset somewhat by decreasing unit prices. During the quarter, sales of Symmetric products accounted for $842,000, or 1.7%, of total net sales.

For the second quarter of fiscal 1997, OEM channel sales of $38.6 million represented approximately 80% of total net sales, compared to OEM channel sales of $35.6 million, representing approximately 80% of total net sales, for the second quarter of fiscal 1996. Domestic shipments to OEMs remained strong during the second quarter of fiscal 1997. The Company's sales into the retail channel increased by $462,000, or 10%, from $4.5 million in the second quarter of fiscal 1996 to $4.9 million in the second quarter of fiscal 1997. Sales of specialized technology products increased by $335,000, or 10%, from $3.1 million in the second quarter of fiscal 1996 to $3.4 million in the second quarter of fiscal 1997.

Gross Profit. Gross profit increased by $3.4 million, or 40%, from $8.4 million in the second quarter of fiscal 1996 to $11.8 million in the second quarter of fiscal 1997. During the period, gross profit as a percentage of net sales increased from 18.8% to 24.2%. The increase in the amount of gross profit resulted primarily from increases in sales volumes of the Company's products, partially offset by decreasing unit prices. The increase in gross profit as a percentage of net sales resulted primarily from the economies of scale resulting from higher OEM production volumes and increased operating efficiencies. In addition, increased revenues and margins from the specialized technology market and from sales of Symmetric's products also contributed to the overall higher margin percentage.

Research and Development Expenses. Research and development expenses increased by $538,000, or 52.8%, from $1.0 million in the second quarter of fiscal 1996 to $1.5 million in the second quarter of fiscal 1997. This increase resulted from increased staffing levels at the Company's corporate office, the Houston, Texas and Eugene, Oregon design centers and the recently established design center in Belfast, Northern Ireland. Other expenses associated with the development of new products as well as the continuing enhancement and support of the Company's existing products also contributed to the increase in research and development expenses. During the periods, research and development expenses as a percentage of net sales increased from 2.3% to 3.2%.

Sales and Marketing Expenses. Sales and marketing expenses increased by $1.0 million, or 40.6%, from $2.6 million in the second quarter of fiscal 1996 to $3.6 million in the second quarter of fiscal 1997. This increase in expenses resulted primarily from additional staffing and commissions paid as a result of higher sales levels. Increased expenses associated with the Company's incremental sales, including travel costs, advertising and promotional efforts in the commercial and specialized technology channels and the international market also contributed to the increased expenses. During the periods, the expenses as a percentage of net sales increased from 5.8% to 7.5%.

General and Administrative Expenses. General and administrative expenses decreased by $62,000, or 2.0%, from $2.5 million in the second quarter of fiscal 1996 to $2.4 million in the second quarter of fiscal 1997. This decrease in the amount of general and administrative expenses was due primarily to reduced insurance costs and professional fees, as well as an increase in the allocation of certain costs related to the Mexican manufacturing operation to cost of goods sold, partially offset by slight increases in expenses associated with the Company's growth, including occupancy costs and increased staffing and related expenses. During the periods, these expenses as a percentage of net sales decreased from 5.5% to 4.9%.

SIX MONTHS ENDED APRIL 30, 1997 COMPARED TO SIX MONTHS ENDED APRIL 30, 1996.

Net Sales. Net sales increased by $7.3 million, or 8.2%, from $89.5 million in the first six months of fiscal 1996 to $96.8 million in the first six months of fiscal 1997. This increase resulted primarily from continuing growth in sales of the Company's products to the commercial channel and the specialized technology market.

For the first six months of fiscal 1997, OEM channel sales of $73.3 million represented approximately 76% of total net sales, compared to OEM channel sales of $73.3 million, representing approximately 82% of total net sales, for the first six months of fiscal 1996. The Company's sales into the retail channel increased by $7.5 million, or 108%, from $6.9 million in the first six months of fiscal 1996 to $14.4 million for the same period of fiscal 1997. Sales of specialized technology products increased by $528,000, or 9.0%, from $5.6 million in the first six months of fiscal 1996 to $6.1 million in the first six months of fiscal 1997. Third party assembly services along with sales of Symmetric products accounted for remaining sales for the period.

Gross Profit. Gross profit increased by $6.7 million, or 43%, from $15.7 million in the first six months of fiscal 1996 to $22.4 million in the first six months of fiscal 1997. During the period, gross profit as a percentage of net sales increased from 17.5% to 23.2%. The increase in the amount of gross profit resulted from increases in sales volumes of the Company's products, partially offset by decreasing unit prices. The increase in gross profit as a percentage of net sales resulted primarily from the economies of scale due to higher production volumes and increased operating efficiencies. In addition, increased revenues and margins from the commercial channel and the specialized technology market also contributed to the overall higher margin percentage.

Research and Development Expenses. Research and development expenses increased by $1.0 million, or 55.9%, from $1.8 million in the first six months of fiscal 1996 to $2.8 million for the same period of fiscal 1997. This increase resulted from increased staffing levels at the Company's corporate office and design centers located in Houston, Texas, and Eugene, Oregon, and the recently established design center in Belfast, Northern Ireland. Expenses associated with the development of new products as well as the continuing enhancement and support of the Company's existing products also contributed to the increase in research and development expenses.
During the periods, the expenses as a percentage of net sales increased from 2.0% to 2.9%.

Sales and Marketing Expenses. Sales and marketing expenses increased by $1.9 million, or 38.5%, from $5.0 million in the first six months of fiscal 1996 to $6.9 million in the first six months of fiscal 1997. This increase in expenses resulted primarily from additional staffing and commissions paid as a result of the Company's growth and higher sales levels. Expenses associated with the Company's incremental sales, including travel costs, advertising and promotional efforts in the commercial and specialized technology channels and the international market also contributed to the increased expenses. During the periods, the expenses as a percentage of net sales increased from 5.6% to 7.2%.

General and Administrative Expenses. General and administrative expenses increased by $413,000, or 9.4%, from $4.4 million in the first six months of fiscal 1996 to $4.8 million in the first six months of fiscal 1997. This slight increase in the amount of general and administrative expenses was due primarily to expenses associated with the Company's growth, increased staffing and occupancy costs, partially offset by an increase in the allocation of certain costs related to the Mexican manufacturing operation to cost of goods sold. During the periods, these expenses as a percentage of net sales remained unchanged at 4.9%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital and liquidity needs are for financing inventory and accounts receivable and manufacturing equipment expenditures. The Company has financed these requirements, and its operations, generally, through a combination of cash generated from operations, trade credit from vendors, bank borrowings and the Company's initial public offering. As a result of the Company's rapid growth in recent years, its capital resource requirements have increased substantially. The Company has addressed these increasing requirements through each of its sources of financing and believes these to be adequate to meet its capital requirements for the foreseeable future.

Cash used in operating activities was $5.8 million in the first six months of fiscal 1997, primarily attributable to reductions in accounts payable and increased accounts receivable resulting from increased sales, partially offset by net income and reductions in inventory. Cash provided by operating activities was $3.0 million in the first six months of fiscal 1996. Working capital was $27.6 million at April 30, 1997, compared to $25.2 million at October 31, 1996, and cash was $2.6 million at April 30, 1997, compared to $3.4 million at October 31, 1996.

The Company's investment in equipment totaled $2.8 million in the first six months of fiscal 1997, compared with net purchases of equipment of $852,000 in the first six months of fiscal 1996. The investments in equipment are primarily for manufacturing equipment additions and upgrades of existing equipment to support the increased production volumes as a result of the demand for the Company's products from existing as well as new customers.
The Company expects that additional capital expenditures for similar types of equipment will be required to support future customer demand and product requirements.

The Company currently has an available line of credit of $25 million under a secured revolving credit facility (the "Revolving Credit Facility") which includes a $2 million term loan (the "Mezzanine Facility"). During fiscal 1996, the Company increased the size of its Revolving Credit Facility by $10 million to its current level. At April 30, 1997, $18.5 million and $1.25 million was outstanding under the Revolving Credit Facility and the Mezzanine Facility, respectively. Principal amounts under both the Revolving Credit Facility and the Mezzanine Facility bear interest at the rate of prime plus
 .75%. The Revolving Credit Facility agreement provides for a minimum monthly interest charge of $25,000, which can be satisfied by interest accrued pursuant to both the Revolving Credit Facility and the Mezzanine Facility. Availability under the Revolving Credit Facility is subject to limitations determined by the Company's borrowing base, which is calculated based on eligible accounts receivable and inventory, as defined in the Revolving
Credit Facility agreement. All indebtedness under these facilities matures on November 1, 1999.

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

PART II OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

(a) The Company increased the number of authorized shares of its Common Stock from 20,000,000 to 25,000,000. See ITEM 4 below.

(c) On March 18, 1997, the Company acquired all of the outstanding capital stock of Symmetric Simulation Systems, Inc. ("Symmetric") in exchange for cash and shares (the "Shares") of the Company's Common Stock. The Shares were issued to Symmetric's shareholders without registration in reliance on the exemption contained in Section 3(b) of the Securities Act of 1933, as amended, and Rule 505 promulgated thereunder. The Shares were issued to fewer than 35 persons, and the value of the acquisition was less than $5,000,000. In addition, each of the certificates representing the Shares issued in connection with the transaction contained a restrictive legend, and each person to whom the Shares were issued furnished investment representations to the Company. No underwriters participated in the transaction. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" and Note 2 to "Notes to Consolidated Financial Statements".

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's annual meeting of shareholders was held on April 17, 1997, at the Omni Hotel, 701 East Campbell Road, Richardson, Texas at 3:00 P.M.

          At the meeting, the Company's shareholders elected seven directors to serve until the 1998 annual meeting of shareholders. The vote counts were as follows:

                                     Affirmative         Withheld
                                     -----------         --------
          William E. Ogle             4,064,135           116,850
          Randall D. Eisenbach        4,064,135           116,850
          James L. Hopkins            4,064,135           116,850
          J. Shane Long               4,063,085           117,900
          Lawrence E. Wesneski        4,064,135           116,850
          James J. Byrne              4,067,735           113,250
          Dennis G. Sabo              4,067,535           113,450

In addition, the Company's shareholders also voted on four other proposals as follows:

     1. The approval of amendments to the Company's 1995 Long Term Incentive Plan which would raise the number of shares of Common Stock reserved for issuance under the Plan and increase the Board of Directors discretion in the administration of the Incentive Plan. The vote counts were as follows:

               Affirmative          Against            Abstain
               -----------         ---------           -------
                3,016,219          1,039,579           91,725

     2. The approval of an amendment of the Company's Stock Option Plan for Non-Employee Directors. This amendment authorizes the Board of Directors to use discretion whether options should be awarded, timing of the option award, number of shares, exercise of and vesting schedule. The vote counts were as follows:

               Affirmative          Against            Abstain
               -----------         ---------           -------
                3,009,482          1,079,417            92,086

     3. The approval of an amendment to Article Four of the Articles of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 25,000,000. The vote counts were as follows:

               Affirmative          Against            Abstain
               -----------         ---------           -------
                3,843,181           253,575             84,229

     4. The Board of Directors of the Company have approved a proposal to change the state of Incorporation of the Company from Texas to Delaware, subject to the approval of the shareholders by a 2/3 margin. The vote counts were as follows:

               Affirmative          Against            Abstain
               -----------         ---------           -------
                2,187,727           988,369             28,325

ITEM 5.   OTHER INFORMATION - FORWARD LOOKING INFORMATION; BUSINESS RISKS

All statements other than statements of historical fact contained in this report are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks and uncertainties, and the Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the risks described below.

    POTENTIAL FOR FLUCTUATING OPERATING RESULTS: SEASONALITY. The Company's historical operating results have fluctuated significantly from period to period and will likely fluctuate in the future. Fluctuations result from a wide variety of factors, including the timing and availability of components, changes in product mix and pricing, the timing of customer orders, new product developments or introductions, production interruptions, product reviews and other media coverage, changes in sales channel mix and product returns or price protection claims from customers. Many of these factors are beyond the control of the Company. The volume and timing of orders received during a quarter are difficult to forecast. Customers generally order on an as-needed basis. Consequently, the Company historically has operated with a relatively small backlog. Moreover, as sometimes occurs in the PC industry, a disproportionate percentage of the Company's net sales in any quarter may be generated in the last month of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until the end of the quarter. The Company's gross profit margins are impacted by product sales cycles, sales channel mix, product mix, pricing pressures, the availability and cost of components from the Company's suppliers and general economic conditions. The Company's markets are characterized by intense ongoing competition and a trend of declining average selling prices. Accordingly, the Company's margins may decline in the future from the levels experienced to date. In addition, the Company's margins may be adversely affected by shortages in the availability of key components for the Company's products, as well as by fluctuations in the value of certain foreign currencies. The Company's quarterly results are also subject to seasonal fluctuations, with generally weaker fiscal third quarter results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Selected Quarterly Operating Results" and "--Seasonality."

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

    CHANGE IN PRODUCT OR SALES CHANNEL MIX. The Company offers two broad categories of products: multimedia subsystem products that are sold to OEMs and the commercial market and specialized technology products that are sold to resellers and corporate customers in certain industries. Sales of multimedia accelerators to OEMs, which currently account for substantially all of the Company's OEM multimedia subsystem product sales, are characterized by relatively high unit volumes and relatively low gross profit margins. The Company began shipping significant unit volumes of certain new multimedia subsystem products (i.e., other than multimedia accelerators) to OEM customers in the third quarter of its 1996 fiscal year but is not yet in a position to forecast the effect that the sale of these new products will have on it results of operations. Sales to the commercial market are characterized by modest volumes and moderate gross profit margins. Sales of the Company's specialized technology products are characterized by relatively low unit volumes and relatively high gross profit margins. The Company's sales to OEMs, the commercial market and specialized technology products customers represented approximately 81%, 11% and 6% of the Company's total net sales during fiscal 1996. In the event the Company experiences a shift in the type of products that it is able to sell or a shift in the sales channels into which such products are sold, its results of operations could be materially adversely affected. In particular, a decrease in sales of multimedia subsystem products to the commercial market or in sales of specialized technology products could result in a disproportionately greater decrease in the Company's gross profit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview".

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

    PRICE PROTECTION AND STOCK ROTATION RISKS. As is common practice in its industry, the Company's arrangements with its commercial customers generally allow customers, in the event of a price decrease, credit equal to the difference between the price originally paid and the new decreased price on units in the customers' inventories on the date of the price decrease. In addition, commercial customers generally have the right to return slow-moving or excess inventory for product credit up to an agreed upon percentage of shipments within specified time periods. While the Company establishes reserves to cover these practices, there can be no assurance that these reserves will be sufficient or that any future price protection claims or returns will not have a material adverse effect on the Company and its results of operations, particularly because results are heavily dependent on products for which the Company has little or no operating history. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview".

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

    SHARES ELIGIBLE FOR FUTURE SALE. The executive officers and directors and the Founding Shareholders of the Company, who beneficially own a substantial portion of the outstanding shares of Common Stock, are free to sell the shares beneficially owned by them, subject to compliance with the Securities Act of 1933, as amended (the "Securities Act"), including Rule 144 promulgated thereunder, and the terms of a Right of First Refusal Agreement, to which certain of such shares are subject. A large portion of the shares held by such beneficial owners may be sold into the public market effectively free of any significant restrictions. No prediction can be made as to the effect, if any, that market sales of the above shares or the availability of such shares for future sale will have on the market price of shares of Common Stock prevailing from time to time. Future sales of substantial amounts of Common Stock by existing shareholders could adversely affect the prevailing market price of the Common Stock and the Company's ability to raise additional capital.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit
               Number
               -------
                 3.1 Articles of Amendment to Articles of Incorporation of the Company

                10.1 Letter Agreement with Sanwa Business Credit Corporation dated April 9, 1997

                10.2 Company's 1995 Long Term Incentive Plan, as amended (incorporated by reference to Appendix A of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders)

                10.3 Company's Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix B to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders)

                11.1 Computation of Earnings Per Common Share and Common Equivalent Share

                27.1     Financial Data Schedule

          (b)  Current Reports on Form 8-K

               There were no reports filed on Form 8-K during the quarterly period ended April 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STB SYSTEMS, INC.


Dated: June 16, 1997                        By:    /s/  WILLIAM E. OGLE
                                               ------------------------------
                                               President and Chief Executive
                                               Officer


Dated: June 16, 1997                        By:     /s/  BRYAN F. KEYES
                                               ------------------------------
                                               Bryan F. Keyes, Treasurer and
                                               Director of Legal and Finance

                                 EXHIBIT INDEX

Exhibit                           Description
Number                            ------------
-------

  3.1 Articles of Amendment to Articles of Incorporation of the Company

 10.1 Letter Agreement with Sanwa Business Credit Corporation dated April 9, 1997

 10.2     Company's 1995 Long Term Incentive Plan, as amended
          (incorporated by reference to Appendix A of the Company's definitive Proxy Statement for the 1997
          Annual Meeting of Shareholders)

 10.3 Company's Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix B to the Company's definitive Proxy Statement for the 1997
          Annual Meeting of Shareholders)

 11.1     Computation of Earnings Per Common Share and Common
          Equivalent Share

 27.1     Financial Data Schedule