Form 10-Q
period 1997-07-31
STB SYSTEMS INC
filed 1997-09-15
CIK 934596

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      Form 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

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

                                    (972) 234-8750
                 (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                           Number of Shares Outstanding as of
      Title of each class:                        September 12, 1997:
      Common Stock, $.01 par value                     6,963,709

                                  STB SYSTEMS, INC.
                                        INDEX




                                                                        PAGE
PART I        FINANCIAL INFORMATION                                    NUMBER


Item 1        Consolidated Financial Statements (unaudited):

              Consolidated Balance Sheets at July 31, 1997
              and October 31, 1996                                         2

              Consolidated Statements of Operations for the
              quarters ended July 31, 1997 and 1996                        3

              Consolidated Statements of Operations for the
              nine months ended July 31, 1997 and 1996                     4

              Consolidated Statements of Cash Flows for the
              nine months ended July 31, 1997 and 1996                     5

              Notes to Consolidated Financial Statements                   6-7

Item 2        Management's Discussion and Analysis of
              Financial Condition and Results of Operations                8-12


PART II       OTHER INFORMATION


Items 1 through 4 Have been omitted since the registrant has no reportable events in relation to these items.

Item 5        Other Information - Forward-Looking Information;
              Business Risks                                              12-18

Item 6        Exhibits and Reports on Form 8-K                            18

Signatures                                                                19

                      STB SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
--------------------------------------------------------------------------------
            (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                           JULY 31,    OCTOBER 31,
                                                             1997         1996
                                                           -----------------------
ASSETS
Current Assets:
Cash and cash equivalents                                  $ 3,545      $ 3,420
Accounts receivable - trade, net of allowance for
  doubtful accounts of $495 and $332                        30,496       28,032
Inventories, net                                            28,649       27,148
Other current assets                                         2,273        1,348
                                                           --------------------
    Total current assets                                    64,963       59,948

Property and equipment, net                                  7,600        5,231
Other assets                                                 1,953          450
                                                           --------------------
    Total assets                                           $74,516      $65,629
                                                           --------------------
                                                           --------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt                                            $15,756      $11,760
Accounts payable - trade                                    16,466       19,538
Accrued wages, commissions and bonuses                       1,016        1,144
Other accrued liabilities                                    1,387        1,609
Current portion of long-term liabilities                       645          705
                                                           --------------------
    Total current liabilities                               35,270       34,756
                                                           --------------------

Long-term Liabilities:
Long-term notes payable                                        625        1,000
Obligations under capital leases and other long-term
  liabilities                                                  173          276
                                                           --------------------
    Total long-term liabilities                                798        1,276
                                                           --------------------
Shareholders' Equity:
Preferred stock, 2,000,000 shares authorized, none
  issued or outstanding                                          -            -
Common stock, $.01 par value, 20,000,000 shares
  authorized, 6,913,252 and 6,770,397 shares issued
  and outstanding                                               69           68
Additional paid-in capital                                  24,010       22,295
Retained earnings                                           14,614        7,479
                                                           --------------------
                                                            38,693       29,842
Treasury stock, 35 shares, at cost                            (245)        (245)
                                                           --------------------
Total shareholders' equity                                  38,448       29,597
                                                           --------------------
Total liabilities and shareholders' equity                 $74,516      $65,629
                                                           --------------------
                                                           --------------------


  The accompanying notes are an integral part of these financial statements.

                          STB SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)
------------------------------------------------------------------------------
               (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED
                                                               JULY 31,
                                                           1997        1996
                                                       -----------------------

Net sales                                              $   42,019    $  42,537
Cost of sales                                              29,594       33,921
                                                       -----------------------
Gross profit                                               12,425        8,616
                                                       -----------------------
Operating expenses:
  Research and development                                  1,673        1,182
  Sales and marketing                                       3,775        2,847
  General and administrative                                2,819        2,214
                                                       -----------------------
Total operating expenses                                    8,267        6,243
                                                       -----------------------
Income from operations                                      4,158        2,373
Interest expense, net                                         426          271
                                                       -----------------------
Income before income taxes                                  3,732        2,102
Provision for income taxes                                  1,263          722
                                                       -----------------------
Net income                                             $    2,469   $    1,380
                                                       -----------------------
                                                       -----------------------
Net income per share                                   $     0.33   $     0.20
                                                       -----------------------
                                                       -----------------------
Weighted average shares outstanding                     7,513,066    6,886,955
                                                       -----------------------
                                                       -----------------------


    The accompanying notes are an integral part of these financial statements.

                          STB SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)
------------------------------------------------------------------------------
               (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                           NINE MONTHS ENDED
                                                               JULY 31,
                                                           1997        1996
                                                      -----------------------

Net sales                                             $  138,811   $  132,034
Cost of sales                                            103,975      107,753
                                                      -----------------------
Gross profit                                              34,836       24,281
                                                      -----------------------
Operating expenses:
  Research and development                                 4,468        2,975
  Sales and marketing                                     10,698        7,847
  General and administrative                               7,609        6,591
                                                      -----------------------
Total operating expenses                                  22,775       17,413
                                                      -----------------------
Income from operations                                    12,061        6,868
Interest expense, net                                      1,185          869
                                                      -----------------------
Income before income taxes                                10,876        5,999
Provision for income taxes                                 3,737        2,052
                                                      -----------------------
Net income                                            $    7,139   $    3,947
                                                      -----------------------
                                                      -----------------------
Net income per share                                  $     0.97   $     0.58
                                                      -----------------------
                                                      -----------------------
Weighted average shares outstanding                    7,342,467    6,756,359
                                                      -----------------------
                                                      -----------------------

   The accompanying notes are an integral part of these financial statements.

                     STB SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
------------------------------------------------------------------------------
                            (DOLLARS IN THOUSANDS)

                                                        NINE MONTHS ENDED
                                                            JULY 31,
                                                        1997         1996
                                                      --------------------
Cash flows from operating activities:
 Net income                                           $ 7,139      $ 3,947
 Adjustments to reconcile net income to net cash
   From operating activities:
   Depreciation and amortization                        1,626          831
   Changes in assets and liabilities:
     Accounts receivable - trade                       (2,464)      (1,441)
     Inventories, net                                  (1,501)       7,410
     Other current assets                                (925)         540
     Other assets                                      (1,503)        (497)
     Accounts payable - trade                          (3,072)      (1,807)
     Accrued wages, commissions, and bonuses             (128)         403
     Other accrued liabilities                           (222)         356
                                                      --------------------
     Net cash provided by (used in) operating
      activities                                       (1,050)       9,742
                                                      --------------------

Cash flows from investing activities -
 Purchases of property and equipment                   (3,998)      (1,940)
                                                      --------------------

Cash flows from financing activities:
 Borrowings on (payments of) short-term debt            3,996       (7,293)
 Payment of Founding Shareholder Notes                      -         (592)
 Borrowings on (payments of) long-term debt              (539)          53
 Issuance of common stock, net of issue costs           1,716            -
                                                      --------------------
   Net cash provided by (used in) financing
     activities                                         5,173       (7,832)
                                                      --------------------
 Net increase (decrease) in cash and cash
   equivalents                                            125          (30)
 Cash and cash equivalents at beginning of period       3,420        4,162
                                                      --------------------
 Cash and cash equivalents at end of period           $ 3,545      $ 4,132
                                                      --------------------
                                                      --------------------


   The accompanying notes are an integral part of these financial statements

                               STB SYSTEMS, INC.

                   Notes To Consolidated Financial Statements
                                  (Unaudited)

1.  Basis of Presentation

    STB Systems, Inc. develops, manufactures and sells a wide selection of multimedia accelerators, other multimedia subsystem products and specialized technology products for use in mid-range and high-end personal computers ("PCs"). STB Assembly, Inc. is a wholly-owned subsidiary and provides manufacturing services to STB Systems, Inc. Symmetric Simulation Systems, Inc. (see Note 2), also a wholly-owned subsidiary of STB Systems, Inc., designs high-end 3D graphics acceleration products.

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

2.  Acquisition

    During the quarter ended April 30, 1997, STB Systems, Inc. acquired all of the outstanding shares of Symmetric Simulation Systems, Inc. ("Symmetric"). Symmetric designs and builds high-end 3D graphics acceleration products for use in applications such as computer-aided design, product visualization and animation. As a result of the acquisition, the Company recorded goodwill in the amount of $1,648,000 which is included in other assets. Unamortized goodwill at July 31, 1997 was $1,609,000.

3.  Inventories

    Inventories at July 31, 1997 and October 31, 1996 consist of the following:

                                        (in thousands)
                                 July 31, 1997    October 31, 1996
                                 -------------    ----------------
    Raw materials                   $14,930           $10,667
    Work-in-process                  10,290            14,358
    Finished goods                    3,429             2,123
                                    -------           -------
              Totals                $28,649           $27,148
                                    -------           -------

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

                                                     Nine Months   Nine months
                                                        ended        Ended
                                                    July 31,1997   July 31,1996
                                                    ------------- -------------

Net income                                           $    7,139     $    3,947
                                                     -------------------------
                                                     -------------------------

BASIC (Pro forma)
Weighted average number of shares outstanding         6,814,085      6,751,178
                                                     -------------------------
Basic net income per share                           $     1.05     $      .58
                                                     -------------------------
                                                     -------------------------

DILUTED (Pro forma)
Weighted average number of shares outstanding         6,814,085      6,751,178
Additional weighted average shares from assumed
 exercise of dilutive stock options, net of shares
 assumed to be repurchased with exercise proceeds       528,382         73,168
                                                     -------------------------
Diluted net income per share                         $     0.97     $     0.58
                                                     -------------------------
                                                     -------------------------

5.  Stock Split

    During the quarter ended July 31, 1997, the Company declared a three-for-two split of the Company's common stock. The stock split was effected in the form of a stock dividend on July 17, 1997, and resulted in the issuance of 2,302,674 additional shares. Share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company currently sells two broad categories of products: multimedia subsystem products and specialized technology products. The Company's multimedia subsystem product line includes a wide selection of multimedia accelerators designed for use in mid-range to high-end personal computers
(PCs) and also features several complementary products, including digital video products such as DVD products, PC/TV convergence subsystem products and sound cards. STB's specialized technology products incorporate graphics technologies and are primarily designed to enable one computer to simultaneously control the display of multiple monitors.

The Company sells its products to original equipment manufacturers (OEM's), the commercial market, and the specialized technology market. Multimedia subsystem products are sold both to OEMs as subsystems for their PC products and to the commercial market. Sales of multimedia accelerators and other multimedia subsystem products to OEMs have typically been characterized by higher unit volumes and lower gross profit margins. Sales of multimedia products to the commercial market have typically been characterized by modest volumes and higher gross profit margins than the sale of similar products to OEMs. Although sales of specialized technology products are relatively low, the Company has realized higher gross profit margins from the sale of these products than from the sale of multimedia subsystem products.

Sales of the Company's products to OEMs represented approximately 81% of total net sales for the fiscal year 1996. Sales to the commercial market and the specialized technology market represented approximately 11% and 6%, respectively. The balance of total net sales was derived primarily from third party assembly services, which accounted for approximately 2% of total net sales in fiscal year 1996. The Company's total gross profit margins and gross profits will likely fluctuate from period to period as a result of the Company's product mix, sales channel mix, component costs and competitive pricing pressures on the Company's products.

The Company recognizes revenue upon shipment of its products. For products sold through the commercial channel, the Company generally allows returns in the form of stock rotation and price protection in the form of credits. The Company's current stock rotation policies permit a commercial channel customer to return approximately 10% of products purchased within the previous 90 days if the customer places an order for other Company products of equal or greater value. The Company also provides price protection to commercial channel customers in the form of credits for price reductions on products remaining in inventories at the time of the price reduction.

The Company has no guaranteed supply arrangements with any of its suppliers.
The Company obtains most of the primary components of its products, consisting mainly of controller chips and memory chips, directly from the component manufacturers. The prices of such components can change significantly from time to time. In the past, the Company has experienced and may in the future experience, increases in its unit component costs without being able to increase the price of the related products. Such an increase in component costs could negatively impact the Company's gross profit margins and results of operations. In particular, occasional world-wide shortages of DRAM and other memory and controller chips and international tariff disputes have in the past resulted in substantial unit component cost increases that have materially adversely affected the Company's gross profit margins and its result of operations. In recent periods, a decline in the price of memory chips, together with the Company's inventory management practices and other factors, has contributed to improved gross profit margins.

During the quarter ended April 30, 1997 the Company acquired all of the outstanding shares of Symmetric Simulation Systems, Inc., ("Symmetric"). Symmetric designs and builds high-end 3D graphics acceleration technology used in applications such as computer-aided design, product visualization, architectural walkthroughs and multimedia authoring. The Company believes that the Symmetric product line complements the Company's existing products and
establishes the Company in the high-end 3D market.   See "Note 2 to Notes to
Consolidated Financial Statements".

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of operations as a percentage of net sales:

                                Percentage of Net Sales  Percentage of Net Sales
                                  Three Months Ended        Nine Months Ended
                                       July 31,                 July 31,
                                   1997        1996         1997        1996
                                ------------------------------------------------
Net sales                         100.0%      100.0%       100.0%      100.0%
Cost of sales                      70.4%       79.7%        74.9%       81.6%
                                ------------------------------------------------
Gross profit                       29.6%       20.3%        25.1%       18.4%
                                ------------------------------------------------
Operating expenses:
  Research and development          4.0%        2.8%         3.2%        2.3%
  Sales and marketing               9.0%        6.7%         7.7%        5.9%
  General and administrative        6.7%        5.2%         5.5%        5.0%
                                ------------------------------------------------
Total operating expenses           19.7%       14.7%        16.4%       13.2%
                                ------------------------------------------------
Income from operations              9.9%        5.6%         8.7%        5.2%
Interest expense, net               1.0%        0.6%         0.9%        0.7%
                                ------------------------------------------------
Income before income taxes          8.9%        5.0%         7.8%        4.5%
Provision for income taxes          3.0%        1.7%         2.7%        1.5%
                                ------------------------------------------------
Net income                          5.9%        3.3%         5.1%        3.0%
                                ------------------------------------------------
                                ------------------------------------------------


QUARTER ENDED JULY 31, 1997 COMPARED TO QUARTER ENDED JULY 31, 1996.

Net Sales. Net sales decreased by $0.5 million, or 1.2% to $42.0 million in the third quarter of fiscal 1997 from $42.5 million in the third quarter of fiscal 1996. This decrease resulted primarily from reductions in average unit selling prices, which were brought on by price competition in the commercial channel, increased unit shipments of lower priced OEM products and shipments of a low-cost wavetable audio product. Unit volume for the third quarter of fiscal 1997 increased by 22% over the third quarter of fiscal 1996. Revenue from sales of the Company's products in the commercial channel declined by 53%, due to lower unit sales and average selling prices attributable to price competition and softness in that channel, while sales to the specialized technology market increased by 92% due to increased shipments to several customers.

For the third quarter of fiscal 1997, OEM channel sales of $32.0 million represented approximately 76% of total net sales, compared to OEM channel sales of $32.4 million, representing approximately 76% of total net sales, for the third quarter of fiscal 1996. The Company's sales into the commercial channel decreased by $3.5 million to $3.1 million in the third quarter of fiscal 1997, from $6.6 million in the third quarter of fiscal 1996. Sales of specialized technology products increased by $2.3 million to $4.8 million in the third quarter of fiscal 1997, from $2.5 million in the third quarter of fiscal 1996.

Gross Profit.  Gross profit increased by $3.8 million, or 44% to $12.4 million in the third quarter of fiscal 1997 from $8.6 million in the third quarter of fiscal 1996. Gross profit as a percentage of net sales increased to 29.6% from 20.3%. The increase in the amount of gross profit and the increase in gross profit as a percentage of net sales resulted primarily from increased sales to the specialized technology market which is characterized by higher gross profit margins and from increases in unit volumes of the Company's products, substantially offset by decreasing unit prices. In addition, due to declines in component costs and greater manufacturing efficiencies, the Company's production cost per unit declined somewhat faster than the rate of
decline in average selling prices.   The Company does not anticipate that this
level of gross profit margin is sustainable in the future.

Research and Development Expenses. Research and development expenses increased by $491,000, or 41.5%, to $1.7 million in the third quarter of fiscal 1997 from $1.2 million in the third quarter of fiscal 1996. This increase resulted from increased staffing levels at the Company's corporate office, the Houston, Texas and Eugene, Oregon design centers and the recently established design center in Belfast, Northern Ireland. Other expenses associated with the development of new products as well as the continuing enhancement and support of the Company's existing products also contributed to the increase. During the periods, research and development expenses as a percentage of net sales increased to 4.0% from 2.8%. The Company expects that its research and development expenses will increase in absolute dollars in future periods.

Sales and Marketing Expenses. Sales and marketing expenses increased by $1.0 million, or 32.6%, to $3.8 million in the third quarter of fiscal 1997 from $2.8 million in the third quarter of fiscal 1996. This increase in expenses resulted from additional staffing primarily of field application engineers and sales support for OEM customers. Increased expenses, including travel costs, advertising and promotional efforts in the commercial channel, the specialized technology channel and the international market also contributed to the increased expenses. During the periods, the expenses as a percentage of net sales increased to 9.0% from 6.7%.

General and Administrative Expenses. General and administrative expenses increased by $605,000, or 27.3%, to $2.8 million in the third quarter of fiscal 1997 from $2.2 million in the third quarter of fiscal 1996. This increase in the amount of general and administrative expenses was due primarily to expenses associated with the Company's growth, including occupancy costs and increased staffing and related expenses, partially offset by an increase in the allocation of certain costs related to its Mexican manufacturing operations to cost of goods sold. During the periods, these expenses as a percentage of net sales increased to 6.7% from 5.2%.


NINE MONTHS ENDED JULY 31, 1997 COMPARED TO NINE MONTHS ENDED JULY 31, 1996.

Net Sales. Net sales increased by $6.8 million, or 5.1%, to $138.8 million in the first nine months of fiscal 1997 from $132.0 million for the same period of fiscal 1996. This increase resulted primarily from continuing growth in sales of the Company's products to the commercial channel and the specialized technology market.

For the first nine months of fiscal 1997, OEM channel sales of $105.3 million represented approximately 77% of total net sales, compared to OEM channel sales of $103.1 million, representing approximately 78% of total net sales, for the first nine months of fiscal 1996. The Company's sales into the commercial channel increased by $4.0 million, or 30%, to $17.5 million for the first nine months of fiscal 1997 from $13.5 million for the same period of fiscal 1996. Sales of specialized technology products increased by $2.9 million, or 36%, TO $11.0 million in the first nine months of fiscal 1997 from $8.1 million in the first nine months of fiscal 1996. Third party assembly services accounted for remaining sales for the period.

Gross Profit. Gross profit increased by $10.5 million, or 43%, to $34.8 million in the first nine months of fiscal 1997 from $24.3 million for the same period of fiscal 1996. During the period, gross profit as a percentage of net sales increased to 25.1% from 18.4%. The increase in the amount of gross profit and the increase in gross profit as a percentage of net sales resulted primarily from increased sales to the specialized technology market and sales of the Company's products to the commercial channel, which are characterized by higher gross profit margins. In addition, due to declines in component costs and greater manufacturing efficiencies, the Company's production cost per unit declined somewhat faster than the rate of decline in average selling prices.

Research and Development Expenses. Research and development expenses increased by $1.5 million, or 50.2%, to $4.5 million for the first nine months of fiscal 1997 from $3.0 million for the same period of fiscal 1996. This increase resulted from increased staffing levels at the Company's corporate office and design centers located in Houston, Texas, Eugene, Oregon, and Belfast, Northern Ireland. Expenses associated with the development of new products as well as the continuing enhancement and support of the Company's existing products also contributed to the increase. During the periods, research and development expenses as a percentage of net sales increased to 3.2% from 2.3%.

Sales and Marketing Expenses. Sales and marketing expenses increased by $2.9 million, or 36.3%, to $10.7 million in the first nine months of fiscal 1997 from $7.8 million in the first nine months of fiscal 1996. This increase in expenses resulted from additional staffing and commissions paid as a result of the Company's growth and higher sales levels. Increased expenses, including travel costs, as well as increased advertising and promotional efforts, primarily in the specialized technology channel, the commercial channel and the international market also contributed to the overall increase in sales and marketing expense during the period. During the periods, the expenses as a percentage of net sales increased to 7.7% from 5.9%.

General and Administrative Expenses. General and administrative expenses increased by $1.0 million, or 15.4%, to $7.6 million in the first nine months of fiscal 1997 from $6.6 million in the first nine months of fiscal 1996. This increase in the amount of general and administrative expenses was due primarily to expenses associated with the Company's growth, increased staffing and occupancy costs, partially offset by an increase in the allocation of certain costs related to the Mexican manufacturing operation to cost of goods sold. During the periods, these expenses as a percentage of net sales increased to 5.5% from 5.0%.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital and liquidity needs are for inventory and accounts receivable financing and manufacturing equipment expenditures. The Company has financed its operations, through a combination of cash generated from operations, trade credit from vendors, bank borrowings and proceeds from its initial public offering. As a result of the Company's rapid growth in recent years, its capital resource requirements have increased substantially. The Company has addressed these increasing requirements through each of its sources of financing and believes these to be adequate to meet its capital requirements for the next twelve months, although the Company may consider expanding its capital resources through additional debt or equity financings.

Cash used in operating activities was $1.1 million in the first nine months of fiscal 1997, primarily attributable to reductions in accounts payable and to a lesser degree, increases in accounts receivable and inventory. Cash provided by operating activities was $9.7 million in the first nine months of fiscal
1996, resulting primarily from a decrease in inventory balances.   Working
capital was $29.7 million at July 31, 1997, compared to $25.2 million at October 31, 1996, and cash was $3.5 million at July 31, 1997, compared to $3.4 million at October 31, 1996.

Cash used in investing activities totaled $4.0 million in the first nine months of fiscal 1997, compared with $1.9 million in the first nine months of fiscal 1996, due to purchases of equipment. The investments in equipment are primarily for manufacturing equipment additions and upgrades of existing equipment to support increased production volumes. The Company expects that additional capital expenditures for similar types of equipment will be required to support future customer demand and product requirements.

The Company currently has an available line of credit of $25 million under a secured revolving credit facility (the "Revolving Credit Facility") which includes a $2 million term loan (the "Mezzanine Facility"). During fiscal 1996, the Company increased the size of its Revolving Credit Facility by $10 million to its current level. At July 31, 1997, $15.8 million and $1.1 million was outstanding under the Revolving Credit Facility and the Mezzanine Facility, respectively. Principal amounts under both the Revolving Credit Facility and the Mezzanine Facility bear interest at the rate of prime plus .75%. The Revolving Credit Facility agreement provides for a minimum monthly interest charge of $25,000, which can be satisfied by interest accrued pursuant to both the Revolving Credit Facility and the Mezzanine Facility. Availability under the Revolving Credit Facility is subject to limitations determined by the Company's borrowing base, which is calculated based on eligible accounts receivable and inventory, as defined in the Revolving Credit Facility agreement. All indebtedness under these facilities matures on November 1, 1999.

The Company has entered into a contract to purchase undeveloped land in Richardson, Texas upon which it intends to build a new headquarters facility. This contract is subject to a number of contingencies that must be satisfied prior to closing on the purchase of such land. Based upon the acreage the Company expects to purchase under the contract, the purchase price will be approximately $2.0 million, and will likely be primarily funded through external financing sources.

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

POTENTIAL FOR FLUCTUATING OPERATING RESULTS; SEASONALITY

The Company's historical operating results have fluctuated significantly from period to period, and will likely fluctuate in the future. Fluctuations result from a wide variety of factors, including the timing and availability of components, changes in product mix and pricing, the timing of customer orders, new product developments or introductions, production interruptions, product reviews and other media coverage, changes in sales channel mix and product returns or price protection claims from customers. Many of these factors are beyond the control of the Company. The volume and timing of orders received during a quarter are difficult to forecast. Customers generally order on an as-needed basis. Consequently, the Company historically has operated with a relatively small backlog. Moreover, as sometimes occurs in the PC industry, a disproportionate percentage of the Company's net sales in any quarter may be generated in the last month of the quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until the end of the quarter. The Company's gross profit margins are impacted by product sales cycles, sales channel mix, product mix, pricing pressures, the availability and cost of components from the Company's suppliers and general economic conditions. The Company's markets are characterized by intense ongoing competition and a trend of declining average selling prices. Accordingly, the Company's margins may decline in the future from the levels experienced to date. In addition, the Company's margins may be adversely affected by shortages in the availability of key components for the Company's products, as well as by fluctuations in the value of certain foreign currencies. The Company's quarterly results are also subject to seasonal fluctuations, with generally weaker fiscal third quarter results.
See "Managements Discussion and Analysis of Financial Condition and Results of Operations" - "Seasonality."

DEPENDENCE ON SUPPLIERS

Several components used in the Company's products are obtained from single or limited sources and, in instances where the component manufacturer does not allocate a sufficient supply of components to meet the Company's needs, the Company must obtain such components from distributors or the spot market at a higher cost. The Company has no guaranteed supply arrangements with any of its suppliers, and there can be no assurance that current suppliers will be able to meet its requirements. The Company believes that with respect to its single and limited source components, it could obtain similar components from other sources but likely would be required to pay significantly more for such products, alter product designs to use alternative components (which would cause significant delays) or reduce its production of the related multimedia accelerators. As a result of delays in the delivery of components or lack of available components, the Company in the past has experienced difficulty in meeting certain product shipment dates to customers, which in some instances has resulted in a loss of business. In addition, software drivers, which are essential to product performance, are included with some of these single and limited source components. In the past, the Company has experienced delays in the delivery of its products due to the inadequacy or the incompatibility of software drivers provided by component suppliers or developed internally. It is likely that delays in delivery of components, shortages of components and problems with software drivers will continue to occur in the future, and such delays, or problems would materially adversely affect the Company and its results of operations. Additionally, in its attempt to counter actual or perceived component shortages, the Company may overpurchase certain components, resulting in excess inventory or, in the event of inventory obsolescence or a decline in the market value of such inventory, causing inventory write-offs against the Company's operating results.

Significant increases in the prices of components, such as graphics controller chips or memory chips, occur from time to time, and often the Company is not able to adjust the price of its products accordingly. Occasional worldwide shortages of DRAM and other memory and controller chips and international tariff disputes have resulted in substantial component cost increases in the past that have materially adversely affected the Company and its results of operations. The Company may experience such changes in the future, which could adversely affect the Company's results of operations in any given period.

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

DEPENDENCE ON MULTIMEDIA ACCELERATION MARKET - MIGRATION TO MOTHERBOARDS

A substantial portion of the Company's net sales are derived from the sale of multimedia accelerators. Multimedia accelerators generally are used in higher-end PCs offering the latest technology and performance features.
However, as a given functionality becomes technologically stable and widely accepted by PC users, it typically migrates to the PC motherboard. The Company anticipates that such migration could occur with respect to the functionality provided by certain of its current products. In this regard, Intel Corporation's MMX instruction set and the expanded operating systems provided by Microsoft Corporation incorporate several functions that traditionally have been performed by multimedia accelerators. In addition, single chip solutions are currently available that provide 16-bit sound functionality for implementation directly onto PC motherboards. Moreover, Intel's announced acquisition of Chips and Technologies, if consummated, could eventually result in increased migration of graphics functionality to the motherboard. As a result of this tendency of technology to migrate to the PC motherboard, the Company's success is largely dependent on its ability to continue to develop products that incorporate new and rapidly evolving technologies that manufacturers have not yet fully incorporated onto PC motherboards. While the Company believes that a market will continue to exist for add-in subsystems that provide advanced functionalities and offer flexibility in systems configuration, there can be no assurance that the incorporation of new functionalities onto PC motherboards will not adversely affect the market for the Company's products. An increase in the number or percentage of PCs that incorporate graphics circuitry on the motherboard at the expense of add-in multimedia accelerators, an increase in the number or percentage of multimedia accelerators manufactured internally by OEMs or a decrease in PC sales volumes would effectively shrink the market for the Company's products and could materially adversely effect the Company's business.

TECHNOLOGY CHANGE AND NEW PRODUCTS

The market for the Company's products is characterized by short product life cycles, rapidly changing technology, evolving industry standards and frequent introductions of new products. OEMs introduce new system configurations as often as twice a year, and the life cycles of the Company's multimedia accelerators typically range from 6 to 9 months (plus a few additional months of sales of certain products in the commercial market). If the Company does not successfully introduce new products within a given product cycle, the Company's sales will be adversely affected for that cycle and possibly for subsequent cycles. Any such failure could also impair the Company's brand name, reputation and relationships with its OEM customers. The Company's success depends upon market acceptance of its existing products, its ability to enhance its existing products and its ability to continually develop and introduce new products and features to meet changing customer requirements. Each new product cycle presents new opportunities for current or prospective competitors of the Company to gain market share. The Company's competitors include manufacturers of products that directly compete with the Company's products, as well as competitors that can produce products that have a similar functionality to the Company's products. For instance, Intel Corporation has added new functionalities, such as MMX, to its controller chips to enhance the power of the CPU of a PC to manage the display features of a PC. Similarly, Microsoft Corporation is introducing new versions of its operating systems with features, such as Direct 3D, that increase the capability of its operating systems to control a PC's display features. Moreover, because of the short product life cycles and the long lead times for many components used in the Company's products, the Company may not be able to quickly reduce its production or inventory levels in response to unexpected shortfalls in sales or conversely to increase production in response to unexpected demand. There can be no assurance of the continued acceptance of the Company's existing products or identifying, developing, manufacturing or marketing new products. Delays in developing new products or enhancements or the failure of such products or enhancements to gain market acceptance would materially adversely affect the Company and its results of operations.

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

DEPENDENCE ON KEY CUSTOMERS AND DESKTOP PC MARKET

The Company's top three customers accounted for 55.5% and 59.7% of net sales during fiscal 1995 and fiscal 1996, respectively. In recent years, Gateway 2000 has been the Company's top customer, although STB's other significant customers have changed from period to period. The loss or reduction of business of Gateway 2000 or one or more of the Company's other major customers would have a material adverse effect on the Company and its results of operations. In addition, the Company's future success will depend significantly upon the success of its customers, particularly its OEM customers. The Company has no long-term commitments or contracts with its customers. While a number of the Company's OEM customers have achieved strong PC sales in recent periods, such customers, and the PC industry in general, are subject to dynamic competitive conditions. In particular, the loss of sales by the Company's OEM customers to other OEMs or a decrease in the popularity of desktop PCs that incorporate the Company's products would adversely affect the Company and its results of operations.

CHANGE IN PRODUCT OR SALES CHANNEL MIX

The Company offers two broad categories of products: multimedia subsystem products that are sold to OEMs and the commercial market and specialized technology products that are sold to resellers and corporate customers in certain industries. Sales of multimedia accelerators to OEMs, which currently account for substantially all of the Company's OEM multimedia subsystem product sales, are characterized by relatively high unit volumes and relatively low gross profit margins. Sales to the commercial market are characterized by modest volumes and moderate gross profit margins. Sales of the Company's specialized technology products are characterized by relatively low unit volumes and relatively high gross profit margins. The Company's sales to OEMs, the commercial market and specialized technology products customers represented approximately 81%, 11% and 6%, respectively, of the Company's total net sales during fiscal 1996. In the event the Company experiences a shift in the type of products that it is able to sell or a shift in the sales channels into which such products are sold, its results of operations could be materially adversely affected. In particular, a decrease in sales of multimedia subsystem products to the commercial market or in sales of specialized technology products could result in a disproportionately greater decrease in the Company's gross profit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview".

ENTRY INTO NEW PRODUCT MARKETS

While the Company's business historically has focused on the design, manufacture and sales of multimedia accelerators, in the third quarter of fiscal 1996 the Company first began shipping significant unit volumes of new multimedia subsystem products. Further, the Company first began shipping DVD products in the third quarter of fiscal 1997. There are numerous risks inherent in the entry into new product markets, including the reallocation of limited management, engineering and capital resources to unproven product ventures, a greater likelihood for encountering technical problems and a greater likelihood that the market will not accept the Company's new products or the PCs into which they are incorporated. The failure of one or more of such products, or any negative effects upon the Company's core multimedia accelerator business, could materially adversely affect the Company and its results of operations.

PRICE PROTECTION AND STOCK ROTATION RISKS

As is common practice in its industry, the Company's arrangements with its commercial customers generally allow customers, in the event of a price decrease, credit equal to the difference between the price originally paid and the new decreased price on units in the customers' inventories on the date of the price decrease. In addition, commercial customers generally have the right to return slow-moving or excess inventory for product credit up to an agreed upon percentage of shipments within specified time periods. While the Company establishes reserves to cover these practices, there can be no assurance that these reserves will be sufficient or that any future price protection claims or returns will not have a material adverse effect on the Company and its results of operations, particularly because results are heavily dependent on products for which the Company has little or no operating history. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Overview".

COMPETITION

The markets for the Company's products are highly competitive. The Company has competitors specifically dedicated to the multimedia subsystem market or specific segments within that market. Companies in related markets also offer products with functions similar to the Company's products. For example, the Company's suppliers sell video graphics controller chips directly to OEMs for use in internally produced multimedia accelerators or on motherboards.
Increased sales of competitive products could result in price reductions by the Company or loss of its market share, which would materially adversely affect the Company and its results of operations. In addition, the Company's OEM customers could commence or increase internal production of multimedia accelerators or other multimedia subsystems. Furthermore, the Company's markets are expected to become increasingly competitive as multimedia functions continue to converge and companies that previously supplied products providing distinct functions (for example, companies in the soundboard and telephony markets) emerge as competitors across broader product categories. The Company also anticipates that as the breadth of its product lines expand, the markets in which it competes and the number of competitors against which it competes also will expand. There can be no assurance that the Company will be able to continue to compete successfully in its markets or that it will be able to compete successfully against current and new competition as these markets continue to evolve. Many of the Company's current and potential competitors design and manufacture some of their own product components. While the Company believes that its controller chip independence enables it to select from among the most advanced components available, there may be instances in which these internally developed components have better features and performance characteristics than those available from third party vendors. Furthermore, the Company believes that certain of its current and potential competitors compete largely on the basis of price, which may result in significant price competition, lower margins for the Company's products or otherwise affect the market for the Company's products. Certain of the Company's current and potential competitors also are located in foreign jurisdictions that may have lower labor costs, impose significantly lower taxes than the United States or levy duties on product imports. Many of the Company's current and potential competitors have greater financial, marketing, manufacturing and technological resources than the Company. There can be no assurance that the Company will be able to continue to compete successfully with its existing competitors or with new competitors.

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

MANAGEMENT OF GROWTH

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

SINGLE MANUFACTURING FACILITY

The Company's primary manufacturing facility is located in Juarez, Mexico. The Company is currently in the process of expanding this facility and transitioning to new or reconfigured manufacturing equipment. Since the Company is substantially dependent on this single manufacturing facility, a disruption of the Company's manufacturing operations at this facility would have a material adverse effect on the Company and its results of operations. Such disruption could result from various factors, including difficulties associated with the transition to new or reconfigured manufacturing equipment, or a labor dispute, human error, governmental or political risks or a natural disaster such as an earthquake, tornado, fire or flood. In addition, in comparison to those of its competitors that do not maintain their own manufacturing facilities, the Company incurs higher relative fixed overhead and labor costs as a result of operating its own manufacturing facility. Any failure to generate the level of product revenues needed to absorb these overhead and labor costs would have a material adverse effect on the Company and its results of operations.

INTERNATIONAL OPERATIONS

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

STOCK MARKET VOLATILITY

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

SHARES ELIGIBLE FOR FUTURE SALE

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

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits

              Exhibit Number
              --------------
              10.1 Second Addendum to Lease Agreement dated March 7, 1996, by and between the Company (as lessee) and Springcreek Place, Ltd. (as lessor)

              11.1 Computation of Earnings Per Common Share and Common Equivalent Share

              27.1  Financial Data Schedule

         (b)  Current Reports on Form 8-K

              There were no reports filed on Form 8-K during the quarterly period ended July 31, 1997.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             STB SYSTEMS, INC.


Dated: September 15, 1997              By: /s/ William E. Ogle
                                          ------------------------------------
                                       President and Chief Executive Officer


Dated: September 15, 1997              By: /s/ Bryan F. Keyes
                                          ------------------------------------
                                       Bryan F. Keyes, Treasurer and Director of
                                                Legal and Finance