Form 10-K405
period 1997-10-31
STB SYSTEMS INC
filed 1998-01-29
CIK 934596

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C. 20549

                                     Form 10-K

(Mark One)

/X/                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended October 31, 1997

                                          or

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from            to
                               ----------    ----------
Commission file number 0-25540

                                  STB SYSTEMS, INC.
                (Exact name of registrant as specified in its charter)

                   Texas                               75-1855896
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               Identification No.)

          1651 North Glenville Drive
              Richardson, Texas                            75081
     (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code:  (972) 234-8750

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value on January 28, 1998 of the registrant's voting securities held by non-affiliates was $164,662,400.
                                      -------------

     Number of shares of registrant's Common Stock, par value $0.01 per share, outstanding as of January 28, 1998: 6,976,630.
                                    ----------

                         DOCUMENTS INCORPORATED BY REFERENCE

     (a) Selected portions of the registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1997. - Part II

     (b) Selected portions of the registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders. - Part III

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

INTRODUCTION

     STB designs, manufactures and sells multimedia subsystem and specialized technology products. The Company's multimedia subsystem products, which are designed for use primarily in desktop personal computers ("PCs"), include a full range of multimedia accelerators (also referred to as "video graphics adapters"), all of which are capable of displaying full-motion video images on a monitor. These multimedia accelerators enable users to take advantage of true-color graphics, 3D and video features found in the latest PC operating systems, such as Microsoft Windows 95 and Windows NT, and in multimedia applications. The Company's multimedia accelerators are designed for use primarily in mid-range to high-end PCs. The Company's multimedia subsystem product line also includes several complementary products, including DVD products, PC/TV convergence subsystem products and sound cards. The Company's multimedia subsystem products are sold to original equipment manufacturers ("OEMs") and, to a lesser extent, to commercial customers, such as retailers, distributors and direct-mail companies. The Company's OEM and commercial customers include Gateway 2000, Dell Computer, Compaq Computer, IBM, Best Buy, CompUSA, Tech Data, Ingram Micro and Merisel.

     STB's specialized technology products incorporate graphics technologies and are usually designed to enable one computer to simultaneously control the display of multiple monitors. These products are sold to customers for specialized applications in a number of industries, including the financial services, hospitality, factory automation, transportation and emergency response industries. The Company's customers for specialized technology products include Reuters, Compaq Computer and Lodgenet Entertainment.

     STB is recognized as one of the largest independent suppliers of multimedia accelerators in the world.

INDUSTRY

     According to Dataquest, an estimated 98.7 million PCs are expected to be shipped worldwide in 1998, compared to 84.7 million units in 1997 and 71.7 million units in 1996. A substantial portion of the PCs shipped in recent periods incorporate high performance Intel Pentium, Pentium Pro and Pentium II processors and support multimedia functionality, including CD-ROM storage, higher-resolution graphics, digital video and audio and, in most systems, hardware 3D and telecommunications. The evolution of these multimedia-enabled PCs has been driven by the proliferation of higher performance hardware, operating systems like Microsoft Windows 95 and Windows NT, the popularity of the Internet and the growth in the number of consumer and business applications featuring greater use of 3D graphics, video and sound.

     Multimedia applications typically place significantly higher processing demands on a PC's central processing unit ("CPU"), which can substantially degrade system performance. The processing burden on the CPU can be reduced by off-loading the multimedia-intensive processing functions to specialized video graphics and other multimedia subsystems. This allows for significant improvement in a PC's performance and can be achieved either through the placement of subsystems on the motherboard or the use of add-in subsystems. Motherboard implementations typically cost less, but generally provide lower levels of functionality and performance. While add-in subsystems cost slightly more, they generally can support higher levels of functionality and provide a higher degree of flexibility in PC configuration, which allows PC manufacturers to more rapidly integrate new technologies into their product lines and to meet a range of price and performance requirements.

     The market continually demands more sophisticated multimedia products as new technologies evolve and enter the mainstream. Intel's incorporation of the MMX extended instruction set in its microprocessors, as well as its recent 440LX chipset with the Pentium II microprocessor that supports the accelerated graphics port ("AGP"), demonstrate the demand for higher CPU functionality and better integration between the CPU and the PC graphics subsystem. The incorporation of these architectural enhancements, in addition to evolving standards such as MPEG-2 decompression, Dolby Digital audio and DVD storage, are laying the foundation for using the PC as an enabling platform for digital television, video teleconferencing and other emerging multimedia capabilities.

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

     The major elements of the Company's strategic plan are as follows:

     FOCUS ON MULTIMEDIA ACCELERATOR MARKET AND EMERGING MULTIMEDIA SUBSYSTEM OPPORTUNITIES. The Company intends to continue focusing its efforts on the multimedia accelerator market, where it has consistently demonstrated an ability to introduce innovative multimedia accelerators designed to satisfy rapidly evolving and increasingly demanding performance standards. Furthermore, the Company believes that it can leverage its strong OEM relationships and technological and manufacturing expertise to be the provider of choice to OEMs for other multimedia subsystem products, including "motherboards" which incorporate multimedia subsystems. A motherboard is the main system board which contains the central processing unit and memory. Some motherboards also include multimedia subsystems as an integrated part of the system board circuitry.

     CONTINUED FOCUS ON OEM SALES CHANNEL. The Company has continued to focus on the OEM sales channel, as evidenced by a significant increase in sales within this channel during the 1997 fiscal year, and the fact that approximately 79% of the Company's revenues during such period were derived from sales to OEMs. The expansion of the Company's business with several established OEM customers, such as Gateway 2000, Dell Computer, Compaq Computer and IBM, demonstrate the success of the Company's commitment to meeting the needs of OEMs. Historically, the Company has provided OEMs with mid-range multimedia accelerators. The Company recently has commenced delivery of high-end multimedia accelerators and other multimedia subsystem products in an effort to expand its product offerings to the OEM market.

     CONTROL OF MANUFACTURING. The Company believes that it is the only major independent supplier of multimedia accelerators that manufactures all of its own products rather than outsourcing its manufacturing operations. The Company believes that having its own manufacturing facility in Juarez, Mexico enables it to maintain lower manufacturing costs, meet expedited customer delivery schedules, quickly adjust to changes in product orders, achieve shorter production cycles and accommodate modified or unusual design specifications, while at the same time ensuring product quality and reliability.

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

     BRING NEW TECHNOLOGIES TO THE MARKETPLACE. The Company's experienced software and hardware engineers provide STB with industry-leading expertise.
The Company intends to continue applying this expertise to respond quickly to customer requirements, anticipate trends and advances in its industry and expand its product line to take advantage of new technology applications. In particular, the Company believes that its video graphics expertise places it in a strong position to develop competitive products employing the most advanced digital video and audio technologies, including DVD products, PC/TV convergence subsystem products, sound cards and flat panel display products.

PRODUCTS

     The Company divides its products into two categories: multimedia subsystem products and specialized technology products. From its entry-level to its most sophisticated products, the Company offers customers products that enhance the video and audio capabilities for an increasingly broad range of PC configurations and applications.

MULTIMEDIA SUBSYSTEM PRODUCTS

     The Company's multimedia subsystem products include a full range of multimedia accelerators at various price points, as well as other multimedia subsystem products. The Company's current major multimedia subsystem products include the following:

PRODUCT NAME                      DESCRIPTION                         STATUS

                            MULTIMEDIA ACCELERATORS


                       PROFESSIONAL 3D MULTIMEDIA ACCELERATORS

Glyder Max - II       Entry-level professional 3D multimedia         Shipping
                      accelerator with 8MB of synchronous
                      graphic RAM (SG RAM); PCI or AGP bus

Glyder TX Gold        Mid-range professional 3D multimedia           Shipping
                      accelerator with 8MB of VRAM plus 8MB of DRAM; PCI bus

Glyder MX             High performance professional 3D multimedia    Shipping
                      accelerator with geometry co-processor using
                      8MB of VRAM and from 8MB to 32MB of DRAM;
                      PCI bus

Glyder MP             High performance professional 3D multimedia    Shipping
                      accelerator with dual graphics processors and geometry co-processor using 8MB of VRAM and 32MB of DRAM; PCI bus


                              3D MULTIMEDIA ACCELERATORS

Powergraph64 3D       Entry-level multimedia accelerator using       Mature
                      either 2MB or 4MB of SD RAM

Nitro 3D              Mid-Range multimedia accelerator using         Shipping
                      either 2MB or 4MB of SD RAM

Velocity 3D           Upper mid-range multimedia accelerator         Mature
                      using 4MB or 8MB of EDO RAM

Velocity 128          Upper mid-range multimedia accelerator with    Shipping
                      128 bit architecture using 4MB of 128 bit
                      SG RAM; PCI or AGP bus

PRODUCT NAME                      DESCRIPTION                         STATUS


                            2D MULTIMEDIA ACCELERATORS

Powergraph 64 Video   Entry level multimedia accelerator using       Mature
                      either 1 MB or 2MB of EDO DRAM

Nitro 64 Video        Entry level multimedia accelerator using       Mature
                      either 1 MB or 2MB of EDO DRAM

Lightspeed 128        Mid-range multimedia accelerator using         Mature
                      2 or 2.25 MB of MDRAM


                           OTHER MULTIMEDIA SUBSYSTEMS


                                  DVD PRODUCTS
DVD Theater           DVD product using dedicated hardware
                      for MPEG-2 and Dolby Digital audio decoding    Shipping

Impact DVD            DVD product using the Impact media processor   Shipping
                      with supporting software for MPEG-2 and
                      Dolby Digital audio decoding


                         PC/TV CONVERGENCE SUBSYSTEM PRODUCTS

Video Rage II         3D multimedia accelerator using STB's "Hub"    Shipping
                      architecture with television tuner, TV
                      output and optional DVD module (similar
                      to DVD Theater)

TV-PCI                TV tuner adapter for PCI bus system with       Shipping
                      the capability of receiving cable or
                      over-the-air analog television broadcasts


                                     SOUND CARDS

Wave up               Audio wavetable, upgrade card for              Shipping
                      incorporation on certain Intel-logic
                      motherboards


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

     MULTIMEDIA ACCELERATORS. All of the Company's multimedia accelerators are capable of displaying full-motion video images on a monitor. A multimedia accelerator consists of a printed circuit board configured with a video controller chip, memory chips and software drivers and utilities. The Company believes that optimal graphics enhancement and video display require custom software and hardware design that maximize the performance and features of a PC system. The Company distinguishes its products from those of its competitors through its innovative proprietary software drivers and utilities and through the hardware design of its multimedia accelerators. The Company incorporates its proprietary STB Vision software on all of its multimedia accelerator products. STB Vision software supports various chip sets, with a consistent interface that supports multiple languages, including German, English, French, Dutch, Polish, Japanese, Italian and Spanish, and enhances the performance of a multimedia accelerator.

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

     By offering a complete line of multimedia accelerators, the Company can better establish and build relationships with OEMs. The Company currently offers a high-end professional multimedia accelerator product line that provides a choice of several "rasterization engines" from 3Dlabs, memory ranging from 8MB to 40MB and separate geometry co-processors. This product line is optimized to support the Windows-NT operating system and Open-GL 3D graphics. It is targeted at customers with the most demanding 3D requirements, such as simulation, 3D modeling and animation development.

     The Company also offers products targeted at mainstream customers. The top of STB's mainstream product line is the Velocity 128, which has 4MB of Synchronous Graphic Ram (SG RAM) and uses the Nvidia Riva 128 graphics controller chip. The Company offers a number of midrange products, including products with 2D and 3D graphics capability, which generally contain from 1MB to 4MB of EDO or Synchronous DRAM memory. For fiscal 1997, approximately 63% of the multimedia accelerators shipped by the Company had hardware assisted
3D capability.

     OTHER MULTIMEDIA SUBSYSTEM PRODUCTS. In addition to multimedia accelerators, the Company also offers complementary multimedia subsystem products that incorporate emerging technologies.

     - DVD PRODUCTS. During the third fiscal quarter of 1997, STB began supplying products to OEMs designed to enable the use of DVD drives in PCs. The DVD is a 5 1/4" diameter disk that looks almost identical to the CD-ROM. However, due to advances in recording technology, the capacity for the DVD is a minimum of 4,770 megabytes, as compared to 680 megabytes on the CD-ROM. Full motion video and audio data that is recorded on the DVD is compressed using the MPEG-2 standard, and the audio data is digital data using Dolby Digital processing. This video and audio data must be processed as it goes from the DVD drive to the PC memory. STB provides the adapter circuit that is required to process the data. One of STB's initial DVD products, either the DVD Theater or the Impact DVD, are being used by three of the top five current PC companies (as ranked by International Data Corporation on the basis of unit shipments).

          Since the drive mechanism for the DVD is very similar to current CD-ROM drives, the cost of these high-capacity drives will likely approach that of the CD-ROM drives during late 1998. Since DVD drives can read current CD-ROMs, industry analyst International Data Corporation ("IDC") predicts that the DVD will begin replacing the CD-ROM during 1998 and will gain market share relative to the CD-ROM over the coming years. IDC's research suggests that 2.26 million DVD drives were sold into the PC market in 1997 with the number growing to
          83.8 million units in the year 2000.

     - PC/TV CONVERGENCE SUBSYSTEM PRODUCTS. The Company's PC/TV convergence subsystem products are capable of receiving analog television broadcasts or cable transmissions and producing a full-motion television display on a PC monitor. One important feature of these products is their ability to take advantage of Intel Intercast, which broadcasts information similar to a web page within an analog transmission signal. These products are sold through the OEM channel, and are available through retailers such as Best Buy and CompUSA. The Company's Video Rage II tuner/video graphics subsystem is used in Gateway 2000's Destination PC/TV product line.

     - SOUND CARDS. A sound card, or "audio adapter," converts digital audio information into high-fidelity, stereo-quality sound. A sound card incorporates an audio controller chip, memory chips and software drivers and utilities in configurations designed to produce high quality sound. The Company began shipping sound card products in July 1996 in response to OEM customer demand for this additional product offering. The Company believes that its sound cards complement its video display products.

     The Company's multimedia subsystem products (other than multimedia accelerators and sound cards) are still in the early production stage. In addition, in light of the fact that a substantial number of PCs incorporate video graphics circuitry on the motherboard, the Company is continuing to study the design, development and manufacture of motherboards containing STB's multimedia subsystem capabilities. There can be no assurance that any of such products can be produced in profitable quantities, if at all. The Company anticipates that it will continue to expend efforts with respect to these and other potential products. See "--Risk Factors--Entry Into New Product Markets."

SPECIALIZED TECHNOLOGY PRODUCTS

     The Company's specialized technology products are characterized by their incorporation of complex technologies, relatively low unit sales volumes and relatively high unit prices and gross profit margins. The Company's specialized technology products are sold primarily to resellers, the workstation groups of OEMs and corporate customers for specialized applications in a number of industries, including the financial services, hospitality, factory automation, transportation and emergency response industries. Most specialized technology products are designed to enable a single computer to control the display of more than one monitor. The use of the Company's multi-monitor specialized technology products in certain configurations can allow one computer to control up to 32 monitors. The Company believes it is one of the largest suppliers of multi-monitor products in the world.

     The Company offers two families of multi-monitor multimedia accelerator products distinguished by the resolution of the monitors with which they are designed to be used. The MVP family of products is used with high-resolution monitors, and the Channel family is used with low-resolution, television-type monitors. An important component that the Company incorporates into the MVP is its "virtual screen" software driver and Mediator utility. This software driver allows multiple monitors to act as a single screen, displaying numerous "windows" of information through only one computer. The Mediator utility allows the user to control the placement of applications on the available displays. Many financial institutions employ this capability in their trading rooms, where large amounts of information must be continuously available to traders. The Company has made technological advances to its existing MVP product line, including the introduction of new products, such as full motion digital video scalers and live video/TV tuner input ports, which are based on the PCI bus standard and new video graphics drivers and utilities. Channel products are used in applications, such as airport arrival and departure displays, where lower cost and larger display size are more important than clarity of display. Channel products are also used to facilitate the selection of on-demand programming for hotel room televisions.

     The Company began shipping its first flat panel display product during its first fiscal quarter of 1998. STB's initial flat panel display product is named the Galileo 15, a 15 inch thin film transistor display offering a viewing area similar to a 17 inch CRT-type monitor. This flat panel display product consists of (i) a 3D multimedia accelerator that includes special circuitry to transmit graphics and video data to digital flat panels, (ii) a receiver card to receive the transmitted information, (iii) the flat panel display housed in STB's proprietary housing and mounting system, and (iv) STB's custom driver and utility software to allow the Display Subsystem to work with Windows-NT and Windows-9X. Flat panel display products offer several advantages over traditional cathode ray tube (CRT) glass monitors. They are much thinner, with thicknesses from two to six inches rather than the foot or more of depth required for CRTs. Flat panel systems also generate less heat than CRTs and cause less strain on the user's eyes. Current flat panel display systems cost from three to five times what an equivalent CRT system costs, but costs are expected to decline dramatically in 1998 and 1999.

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

     The Company's design and development personnel have enabled STB to repeatedly deliver the latest technologies to the OEM market. The Company also has won numerous top awards from recognized industry magazines, including PC Magazine, PC World, Windows Magazine, PC Professional, PC Computing, Multimedia World, InfoWorld and New Media Magazine. In particular, STB's Velocity 128 product has received greater recognition from industry publications than any other product in Company history, including top awards from PC Magazine, PC World, PC Computing and numerous European industry magazines.

     The Velocity 128 recently won the PC Magazine Editor's Choice award for business computing, primarily as a result of its versatility, with excellent performance in 2D and 3D graphics plus motion video acceleration. The Velocity 128 also debuted at the number one position on PC World's top 10 video board list. In addition, PC Computing gave the Velocity 128 its 5 star award, plus the prestigious Most Valuable Product award for the best product of its class for 1997. In addition to the excellent results in the US trade press, the Velocity 128 has won first place awards in graphic subsystems reviews from PC Welt in Germany, PC Achat and Windows News in France, Computer Buyer and Personal Computer World in the UK, and Chip in Italy.

     The Company believes that the strength of its engineering resources is critical to its competitiveness. The Company has substantially increased its engineering and technical resources, so that as of December 31, 1997 it had a total engineering staff of 93, including 17 hardware engineers and 41 software engineers. The Company has also established software engineering centers in Houston, Texas, Eugene, Oregon and Belfast, Northern Ireland. The Company's engineering resources are critical to its strength in responding quickly to customer requirements, anticipating trends and advances in its industry and expanding its product line to take advantage of new technology applications.
See "--Products" and "--Risk Factors--Dependence on Key Personnel." The Company anticipates that it will continue to increase its engineering resources in the future.

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

     The Company purchases memory chips from a number of manufacturers, including IBM, Mosel/Vitelic, Hyundai, Samsung and Toshiba. Memory chips generally are less expensive if purchased directly from the manufacturer, but manufacturers sometimes do not produce sufficient quantities of memory chips to satisfy market demand. In times of restricted supply of memory chips, manufacturers may allocate the sale of their memory chips to customers based, among other factors, upon purchase volumes and the customer's creditworthiness. The Company's ability to purchase from distributors, and possibly on the spot market, provides an alternative, but more costly, source of supply if the Company cannot obtain necessary supplies from memory chip manufacturers. See "--Risk Factors--Dependence on Suppliers."

     The Company purchases controller chips directly from a number of suppliers, including S3, Cirrus Logic, 3Dlabs, Nvidia and IBM. These controller chips typically include related software drivers, which the Company's software engineers often enhance for use in STB products. In addition to controller chips and the related software drivers, several other components that are used in the Company's products are obtained from single or limited sources. The Company has no guaranteed supply arrangements with any of its suppliers, and there can be no assurance that current suppliers will be able to meet its requirements. While the Company believes that with respect to its single and limited source components it could obtain similar products from other sources, it likely would be required to pay significantly more for such products, alter product designs to use alternative products or reduce or delay its production of the related products. As a result of delays in the delivery of components, lack of available components or the lack of compatible software drivers from component vendors, the Company has in the past experienced difficulty in meeting its own scheduled shipment dates to customers, and such difficulties could recur. See "--Risk Factors--Dependence on Suppliers."

     The Company's unit component costs tend to be volatile, and a significant increase or decrease in unit component costs may have a significant effect on the Company's results of operations. The Company may experience component cost increases in the future, which could have a negative effect upon gross profit margins and gross profits. See "--Risk Factors--Dependence on Suppliers."

MANUFACTURING

     STB considers its ability to manufacture high quality products at a low cost to be critical to its competitiveness. STB began manufacturing at its facility in Juarez, Mexico in 1988 and presently conducts substantially all of its manufacturing operations at this ISO 9002 certified facility. STB believes that by operating its own manufacturing facility the Company has a competitive advantage in terms of its ability to respond quickly to changing customer needs and to control product quality. The Company's manufacturing facility is located in Juarez, Mexico to benefit from low labor and shipping costs, as well as proximity to the Company's headquarters in Richardson, Texas. The Company has increased its monthly manufacturing capacity in Mexico from approximately 400,000 boards at the beginning of fiscal 1996 to approximately 500,000 boards as of the end of fiscal 1997, depending on product mix and complexity. This increase in manufacturing capacity has been achieved primarily through the addition of new high-volume surface-mount technology ("SMT") equipment, as well as through upgrading existing equipment. The Company believes that the addition of this equipment has increased not only its manufacturing capacity but also the speed and efficiency of its manufacturing operations. With this additional equipment, the Company believes its manufacturing capacity is sufficient for its current level of operations. Nevertheless, the Company has placed orders for additional SMT equipment to add incremental manufacturing capacity during fiscal 1998. In addition, the Company recently relocated a portion of its manufacturing operations to a larger facility adjacent to its present manufacturing facility, which should enable the Company to further increase its manufacturing capacity. See "Properties" and "--Risk Factors--Management of Growth" and "--Risk Factors--Single Manufacturing Facility."

     The Company emphasizes a comprehensive quality control program at each step in the manufacturing process. The manufacturing process involves both automated and manual placement and soldering of components on the circuit board. After final assembly is completed, each product unit undergoes an elevated temperature burn-in, a process simulating a PC environment in which the product is placed in an oven and connected to an electrical source for several hours. After each product has been burned-in, it is placed through a series of diagnostic tests to detect defects. The Company believes its comprehensive testing procedures significantly contribute to its ability to satisfy its customers' stringent product performance and reliability requirements. The Company offers a limited warranty ranging from 15 to 39 months for products sold to OEMs, a five-year limited warranty on its specialized technology products and a limited lifetime warranty on products sold to commercial customers.

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

     STB provides contract assembly services for third parties, providing incremental gross profit and contributing to the absorption of overhead by increasing utilization of manufacturing capacity. Revenues from these assembly services constituted approximately 1% of the Company's net sales for the fiscal year ended October 31, 1997.

SALES AND MARKETING

     SALES. The Company presently sells its products in North America, most countries in Europe and certain countries in the Pacific Rim. United States sales accounted for approximately 73% of the Company's net sales in the fiscal year ended October 31, 1997.

     The Company organizes its Richardson, Texas-based North American sales force on the basis of its three sales channels. The OEM sales force provides direct sales coverage of selected OEMs. The commercial market sales force focuses on marketing and sales to retailers, distributors and direct mail companies, and also coordinates the efforts of the Company's independent sales representatives for the commercial channel. The specialized technology sales force coordinates its efforts with the Company's engineering staff to create interest among prospects and customers and to determine product features.

     The Company's North American sales force generally operates in tandem with the Company's independent sales representative network in the commercial market. These sales representatives typically are retained based on relationships they have with potential customers. The Company believes that the services of independent sales representatives are important to obtaining and maintaining relationships with certain commercial customers. The Company's independent sales representatives generally do not sell products competitive with those products that they handle for the Company. The Company generally does not utilize independent sales representatives for its OEM or specialized technology products.

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

     The Company's net sales to OEMs, the commercial market and specialized technology customers represented approximately 79%, 12% and 8% of the Company's total net sales in the fiscal year ended October 31, 1997. The Company's top three customers accounted for approximately 66% of net sales during the fiscal year ended October 31, 1997, with Gateway 2000, Dell Computer and Compaq Computer accounting for approximately 35%, 20% and 11%, respectively, of the Company's net sales for such period. The Company recently has increased its marketing efforts in the distribution segment of the commercial market. The Company believes that its recent increase in commercial channel sales is attributable to these increased efforts. The Company sells products to the commercial market through specialty retailers, such as Best Buy and CompUSA, and to commercial distributors, such as Tech Data, Ingram Micro and Merisel. The Company sells its specialized technology products primarily to resellers, the workstation groups of OEMs and corporate customers in the financial services, hospitality, factory automation, transportation and emergency response industries, which include customers such as Reuters, Compaq Computer and Lodgenet Entertainment.

     The Company generally allows returns in the form of stock rotations only of products sold through the commercial channel. The Company's current stock rotation policies typically permit a commercial channel customer to return approximately 10% of products purchased from STB within the previous 90 days if it places an order for other STB products of equal or greater value. The Company usually is able to resell returned products. In addition, the Company typically provides price protection to commercial channel customers in the form of credits for price reductions on products remaining in customer inventories. See "--Risk Factors--Stock Rotation and Price Protection Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

     The Company currently sells all its products at prices denominated in U.S. dollars, but expects to sell its products in other currencies in the future, thereby increasing its currency exposure risk. Additionally, a substantial portion of the Company's manufacturing labor costs are incurred in Mexican pesos. See "--Risk Factors--International Operations."

     MARKETING. STB promotes its products to OEM customers and specialized technology customers primarily through the efforts of the Company's sales force. The Company believes such direct promotion enables it to develop products that are more in line with customers' needs and with market trends. The Company supplements these efforts through the promotion of its products at industry trade shows. The Company's commercial channel marketing efforts include advertising in recognized industry trade magazines and cooperative promotional efforts with retailers and commercial distributors.

TECHNICAL SUPPORT

     The Company believes that providing technical support to its customers is essential to its ongoing competitiveness. The Company maintains a toll-free telephone line in the United States for technical support of its specialized technology products and for its multimedia accelerator products and other multimedia subsystem products sold in the commercial market. The Company also maintains electronic bulletin board systems in Richardson, Texas and London, England to provide customers with new software drivers and utilities that update the capabilities of the Company's products. The Company's technical support group provides the software on disk at a nominal charge to customers who are unable to obtain updates through the electronic bulletin board system. The Company's policy of providing updates allows products to maintain compatibility with new versions of software and increases the useful life of these products. The Company also devotes significant efforts to the preparation of user manuals and other product documentation that are informative and easy to understand.

COMPETITION

     The market for the Company's products is highly competitive. The Company competes with independent manufacturers of brand name multimedia subsystem products, as well as contract manufacturers and certain OEM manufacturing operations that produce multimedia subsystem products. See "--Industry." The Company's major competitors in the multimedia subsystem product market include Diamond Multimedia, ATI Technologies, Number Nine Visual Technology, Matrox, Elsa, Creative Labs, CEI and Hauppauge. In the specialized technology product market, the Company's major competitors include ColorGraphics, Datapath and Appian.

     In addition to its major competitors, certain of the Company's suppliers sell controller chips directly to OEMs for use in internally produced multimedia accelerators, other multimedia subsystems or on motherboards. If one or more of the Company's significant OEM customers were to commence or increase internal production of multimedia accelerators or other multimedia subsystems, the Company's results of operations could be negatively impacted. Furthermore, a number of significant OEMs currently integrate video controller chips on the motherboard of their PCs. If one or more of the Company's significant OEM customers begins to incorporate video controller chips or other controller chips onto motherboards rather than using the Company's products, the Company's results of operations could be negatively impacted. See "--Risk Factors--Dependence on Multimedia Accelerator Market; Migration to Motherboards."

     The Company competes in its markets on the basis of a number of factors, including the compatibility, reliability, price and performance of its products, its ability to reach the market quickly with new products, its ability to meet customer delivery and reliability requirements, the quality of its technical support and its ability to develop and maintain relationships with customers and suppliers. Many of the Company's competitors and potential competitors have greater financial, marketing, manufacturing and technical resources than the Company. In addition, some of the Company's competitors manufacture their own controller chips, which in certain circumstances may provide these competitors with an advantage over the Company. Furthermore, while the Company believes it is the only supplier of brand name multimedia accelerators that produces its own products, some of STB's competitors internally manufacture other multimedia subsystem products, such as sound cards and TV tuner cards. The rapid pace of change in the Company's industry places a premium on factors that include the knowledge and experience of a company's management, engineers and other personnel and their ability to develop and improve products. The Company has continued to increase its engineering resources and believes that its ability to continue adding new engineers to its staff in the future will affect its competitiveness. See "--Risk Factors--Dependence on Key Personnel."

INTELLECTUAL PROPERTY

     The Company's success depends in part upon its proprietary technology, consisting of both its software drivers and utilities and its hardware designs. The Company primarily relies upon copyright, trademark and trade secret laws to protect its proprietary technology, and also seeks patent protection on selected inventions from time to time. The Company generally also enters into nondisclosure agreements with persons to whom it reveals its proprietary information, such as OEMs that the Company works with concerning future products. There can be no assurance that the Company's present protective measures will be adequate to prevent misappropriation of its technology or independent third party development of the same or similar technology. Many foreign jurisdictions offer less protection of intellectual property rights than the United States, and there can be no assurance that the protection provided to the Company's proprietary technology by the laws of the United States or foreign jurisdictions will be sufficient to protect the Company's technology. See "--Risk Factors--Proprietary Technology." While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that the rapid pace of technological change in the multimedia accelerator industry will cause other factors to be more significant in maintaining the Company's competitive position. These factors include the technical expertise, knowledge and innovative skill of the Company's management and technical personnel, name recognition, the timeliness and quality of support services provided by the Company and its ability to rapidly develop, produce, enhance and market innovative products.

     STB generally enters into nondisclosure agreements with suppliers of components for its products in connection with discussions regarding forthcoming features of those components. The Company also commonly enters into licensing agreements with suppliers of components that the Company desires to incorporate into its products.

     The Company has pending certain utility and design patent applications on its flat panel PC monitor products. The Company also has a United States trademark registration for the STB logo, and owns common law trademark rights with respect to certain other trademarks.

     It is common in the computer industry for companies to assert intellectual property infringement claims against other companies. As a consequence, the Company indemnifies some OEM customers in certain respects against intellectual property claims relating to STB's products. Several OEM customers recently sent the Company notices of potential indemnity claims based upon a notice of infringement such OEM customers received from a patent owner relating to the asserted infringement of its patent for processing color graphics imaging data in PCs. Subsequently, the patent owner filed a patent infringement lawsuit against two of such OEM customers. Based upon the Company's preliminary evaluation of the patent, it does not believe the infringement claims are meritorious. If this or another intellectual property claim were brought against the Company and one of the Company's products were found to be infringing upon the rights of others, the Company could be required to pay infringement damages, pay licensing fees, modify its products so that they are not infringing or discontinue offering products that were found to be infringing, any of which could materially adversely affect the Company and its results of operations. In addition, the assertion of such claims against one or more of the Company's vendors could adversely affect the availability from those vendors of components used by the Company. See "--Risk Factors--Intellectual Property Infringement Claims."

LEGAL PROCEEDINGS

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

     The Company spent approximately $30,000 in order to comply with Mexican environmental regulations in fiscal 1997 and anticipates that it will spend approximately $30,000 in each of fiscal years 1998 and 1999.

BACKLOG

     As of December 31, 1997, the Company's backlog was approximately $47.5 million, as compared to approximately $ 23.5 million at December 31, 1996. The Company includes in its backlog accepted purchase orders with respect to which a delivery schedule has been specified for product shipment within 60 days. The Company's business is characterized by short-term order and shipment schedules, and backlog tends to fluctuate substantially from month to month. Generally, orders constituting backlog are subject to changes in delivery schedule or to cancellation at the option of the purchaser. The Company's agreements with its customers typically specify penalties for cancellation of orders within 60 days prior to shipment. Other factors, including the Company's inability to obtain components in sufficient quantities, may result in delays in shipment or cancellation of orders included in backlog. See "--Risk Factors--Dependence on Suppliers." Therefore, although backlog is useful for scheduling production, backlog as of any particular date should not be considered a reliable measure of sales for the current or any future period.

EMPLOYEES

     As of December 31, 1997, the Company employed 2,191 individuals, of whom 1,865 were employed in operations, 93 in engineering, 75 in sales and marketing and 158 in administration and finance. Included in the foregoing figures are 1,869 employees in Mexico. Competition for personnel in the PC industry is intense. The Company believe's that its future success will depend in part on its ability to continue to attract and retain highly skilled technical, marketing and management personnel. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good. See "--Government Regulations."


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


RISK FACTORS

     This Prospectus contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, those set forth below and elsewhere in this report. In addition to the other information in this report, the following factors, which may affect the Company's current position and future prospects, should be considered carefully in evaluating the Company and an investment in the Common Stock of the Company.

     POTENTIAL FOR FLUCTUATING OPERATING RESULTS; SEASONALITY. The Company's historical operating results have fluctuated significantly from period to period and will likely fluctuate in the future. Fluctuations result from a wide variety of factors, including the timing and availability of components, changes in product mix and pricing, the timing of customer orders, new product developments or introductions, production interruptions, product reviews and other media coverage, changes in sales channel mix and product returns or price protection claims from customers. Many of these factors are beyond the control of the Company. The volume and timing of orders received during a quarter are difficult to forecast. Customers generally order on an as-needed basis. Consequently, the Company historically has operated with a relatively small backlog. Moreover, as sometimes occurs in the PC industry, a disproportionate percentage of the Company's net sales in any quarter may be generated in the last month of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until the end of the quarter. The Company's gross profit margins are impacted by product sales cycles, sales channel mix, product mix, pricing pressures, the availability and cost of components from the Company's suppliers and general economic conditions. The Company's markets are characterized by intense ongoing competition and a trend of declining average selling prices. Accordingly, the Company's margins may decline in the future from the levels experienced to date. In addition, the Company's margins may be adversely affected by shortages in the availability of key components for the Company's products, as well as by fluctuations in the value of certain foreign currencies. The Company's quarterly results are also subject to seasonal fluctuations, with generally weaker fiscal third quarter results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Seasonality."

     DEPENDENCE ON SUPPLIERS. Several components used in the Company's products are obtained from single or limited sources and, in instances in which component manufacturers do not allocate a sufficient supply of components to meet the Company's needs, the Company must obtain such components from distributors or on the spot market at a higher cost. The Company has no guaranteed supply arrangements with any of its suppliers, and there can be no assurance that current suppliers will be able to meet its requirements. The Company believes that with respect to its single and limited source components, it generally could obtain similar components from other sources but likely would be required to pay significantly more for such products, alter product designs to use alternative components (which would cause significant delays) or reduce its production of the related multimedia accelerators. As a result of delays in the delivery of components or lack of available components, the Company in the past has experienced difficulty in meeting certain product shipment dates to customers, which in some instances has resulted in a loss of business. In addition, software drivers, which are essential to product performance, are included with some of these single and limited source components. In the past, the Company has experienced delays in the delivery of its products due to the inadequacy or the incompatibility of software drivers provided by component suppliers or developed internally. It is likely that delays in delivery of components, shortages of components and problems with software drivers will continue to occur in the future, and such delays or problems would materially adversely affect the Company and its results of operations. Additionally, in its attempt to counter actual or perceived component shortages, the Company may overpurchase certain components, resulting in excess inventory or, in the event of inventory obsolescence or a decline in the market value of such inventory, causing inventory write-offs against the Company's operating results.

     Significant increases in the prices of components, such as graphics controller chips or memory chips, occur from time to time, and often the Company is not able to adjust the price of its products accordingly. Occasional worldwide shortages of memory or controller chips and international tariff disputes have resulted in substantial component cost increases in the past that have materially adversely affected the Company and its results of operations.

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

     DEPENDENCE ON MULTIMEDIA ACCELERATOR MARKET; MIGRATION TO MOTHERBOARDS. A substantial portion of the Company's net sales is derived from the sale of multimedia accelerators. According to Jon Peddie Associates, approximately 69% of all graphics controller chips manufactured in the 12-month period ended September 30, 1997, were incorporated onto multimedia accelerators, and approximately 31% were incorporated onto motherboards. Multimedia accelerators generally are used in higher-end PCs offering the latest technology and performance features. However, as a given functionality becomes technologically stable and widely accepted by PC users, it typically migrates to the PC motherboard. The Company anticipates that such migration could occur with respect to the functionality provided by certain of its current products. In this regard, Intel Corporation's MMX instruction set and the expanded operating systems provided by Microsoft Corporation incorporate several functions that traditionally have been performed by multimedia accelerators. In addition, single chip solutions are currently available that provide 16-bit sound functionality for implementation directly onto PC motherboards. As a result of this tendency of technology to migrate to the PC motherboard, the Company's success is largely dependent on its ability to continue to develop products that incorporate new and rapidly evolving technologies that manufacturers have not yet fully incorporated onto PC motherboards, or dependent on the Company's ability to develop PC motherboard products that incorporate multimedia subsystems. While the Company believes that a market will continue to exist for add-in subsystems that provide advanced functionalities and offer flexibility in systems configuration, there can be no assurance that the incorporation of new functionalities onto PC motherboards will not adversely affect the market for the Company's products. An increase in the number or percentage of PCs that incorporate graphics circuitry on the motherboard at the expense of add-in multimedia accelerators, an increase in the number or percentage of multimedia accelerators manufactured internally by OEMs or a decrease in PC sales volumes would effectively shrink the market for the Company's current products and could materially adversely effect the Company's business. See "--Industry."

     TECHNOLOGICAL CHANGE AND NEW PRODUCTS. The market for the Company's products is characterized by short product life cycles, rapidly changing technology, evolving industry standards and frequent introductions of new products. OEMs introduce new system configurations as often as twice a year, and the life cycles of the Company's multimedia accelerators typically range from 6 to 9 months (plus a few additional months of sales of certain of such products in the commercial market). If the Company does not successfully introduce new products within a given product cycle, the Company's sales will be adversely affected for that cycle and possibly for subsequent cycles. Any such failure could also impair the Company's brand name, reputation and relationships with its OEM customers. The Company's success depends upon market acceptance of its existing products, its ability to enhance its existing products and its ability to continually develop and introduce new products and features to meet changing customer requirements. Each new product cycle presents new opportunities for current or prospective competitors of the Company to gain market share. The Company's competitors include manufacturers of products that directly compete with the Company's products, as well as competitors that can produce products that have a similar functionality to the Company's products. For instance, Intel Corporation has added new functionalities, such as MMX, to its controller chips to enhance the power of the CPU of a PC to manage the display features of a PC. Similarly, Microsoft Corporation is introducing new versions of its operating systems with features, such as Direct 3D, that increase the capability of its operating systems to control a PC's display features. Moreover, Intel's announced acquisition of Chips and Technologies could eventually result in increased migration of graphics functionality to the motherboard. Because of the short product life cycles and the long lead times for many components used in the Company's products, the Company may not be able to quickly reduce its production or inventory levels in response to unexpected shortfalls in sales or, conversely, to increase production in response to unexpected demand. There can be no assurance of the continued acceptance of the Company's existing products or that the Company will be successful in enhancing its existing products or identifying, developing, manufacturing or marketing new products. Delays in developing new products or enhancements or the failure of such products or enhancements to gain market acceptance would materially adversely affect the Company and its results of operations.

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

     DEPENDENCE ON KEY CUSTOMERS AND DESKTOP PC MARKET. The Company's top three customers accounted for 59% and 66% of net sales during fiscal 1996 and fiscal 1997, respectively. In recent years, Gateway 2000 has been the Company's top customer, although STB's other significant customers have changed from period to period. See "Business--Sales and Marketing--Sales." The loss or reduction of the business of Gateway 2000 or one or more of the Company's other major customers would have a material adverse effect on the Company and its results of operations. In addition, the Company's future success will depend significantly upon the success of its customers, particularly its OEM customers. The Company has no long-term commitments or contracts with its customers. While a number of the Company's OEM customers have achieved strong PC sales in recent periods, such customers, and the PC industry in general are subject to dynamic competitive conditions. In particular, the loss of sales by the Company's OEM customers to other OEMs or a decrease in the popularity of desktop PCs that incorporate the Company's products would adversely affect the Company and its results of operations.

     CHANGE IN PRODUCT OR SALES CHANNEL MIX. The Company offers two broad categories of products: multimedia subsystem products that are sold to OEMs and the commercial market and specialized technology products that are sold to resellers, workstation groups of OEMs and corporate customers in certain industries. Sales of multimedia accelerators to OEMs, which currently account for substantially all of the Company's OEM multimedia subsystem product sales, are characterized by relatively high unit volumes and relatively low gross profit margins. The Company began shipping significant unit volumes of certain new multimedia subsystem products (i.e., other than multimedia accelerators) to OEM customers in the third quarter of its 1996 fiscal year, but is not yet in a position to forecast the effect that the sale of these new products will have on its results of operations. Sales to the commercial market are characterized by modest volumes and moderate gross profit margins. Sales of the Company's specialized technology products are characterized by relatively low unit volumes and relatively high gross profit margins. The Company's sales to OEMs, the commercial market and specialized technology products customers represented approximately 79%, 12% and 8% of the Company's total net sales during the 1997 fiscal year. In the event the Company experiences a shift in the type of products that it is able to sell or a shift in the sales channels into which such products are sold, its results of operations could be materially adversely affected. In particular, a decrease in sales of multimedia subsystem products to the commercial market or in sales of specialized technology products could result in a disproportionately greater decrease in the Company's gross profit. See "--Products" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

     ENTRY INTO NEW PRODUCT MARKETS. While the Company's business historically has focused on the design, manufacture and sale of multimedia accelerators, in the third quarter of fiscal 1996 the Company first began shipping significant unit volumes of new multimedia subsystem products. Further, the Company first began shipping DVD products in the third quarter of fiscal 1997 and flat panel display products in the first quarter of fiscal 1998. See "--Products." There are numerous risks inherent in the entry into new product markets, including the reallocation of limited management, engineering and capital resources to unproven product ventures, a greater likelihood for encountering technical problems and a greater likelihood that the market will not accept the Company's new products or the PCs into which they are incorporated. In addition, a new product line, like flat panel display products, requires significant investment in long-lead time inventories. The failure of one or more of such products, or any negative effects upon the Company's core multimedia accelerator business, could materially adversely affect the Company and its results of operations.

     PRICE PROTECTION AND STOCK ROTATION RISKS. As is common practice in its industry, the Company's arrangements with its commercial customers generally allow customers, in the event of a price decrease, credit equal to the difference between the price originally paid and the new decreased price on units in the customers' inventories on the date of the price decrease. In addition, commercial customers generally have the right to return slow-moving or excess inventory for product credit up to an agreed upon percentage of shipments within specified time periods. While the Company establishes reserves to cover these practices, there can be no assurance that these reserves will be sufficient or that any future price protection claims or returns will not have a material adverse effect on the Company and its results of operations, particularly because results are heavily dependent on products for which the Company has little or no operating history. See "--Sales and Marketing--Sales" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

     COMPETITION. The markets for the Company's products are highly competitive. The Company has competitors specifically dedicated to the multimedia subsystem market or specific segments within that market. Companies in related markets also offer products with functions similar to the Company's products. For example, the Company's suppliers sell video graphics controller chips directly to OEMs for use in internally produced multimedia accelerators or on motherboards. Increased sales of competitive products could result in price reductions by the Company or loss of its market share, which would materially adversely affect the Company and its results of operations. In addition, the Company's OEM customers could commence or increase internal production of multimedia accelerators or other multimedia subsystems. Furthermore, the Company's markets are expected to become increasingly competitive as multimedia functions continue to converge and companies that previously supplied products providing distinct functions (for example, companies in the sound board and telephony markets) emerge as competitors across broader product categories. The Company also anticipates that as the breadth of its product lines expand, the markets in which it competes and the number of competitors against which it competes also will expand. There can be no assurance that the Company will be able to continue to compete successfully in its markets or that it will be able to compete successfully against current and new competition as these markets continue to evolve. Many of the Company's current and potential competitors design and manufacture some of their own product components. While the Company believes that its controller chip independence enables it to select from among the most advanced components available, there may be instances in which these internally developed components have better features and performance characteristics than those available from third party vendors. Furthermore, the Company believes that certain of its current and potential competitors compete largely on the basis of price, which may result in significant price competition, lower margins for the Company's products or otherwise affect the market for the Company's products. Certain of the Company's current and potential competitors also are located in foreign jurisdictions that may have lower labor costs, impose significantly lower taxes than the United States or levy duties on product imports. Many of the Company's current and potential competitors have greater financial, marketing. manufacturing and technological resources than the Company. There can be no assurance that the Company will be able to continue to compete successfully with its existing competitors or with new competitors. See "--Competition."

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

     MANAGEMENT OF CHANGE. The Company has experienced rapid growth, and has consequently increased its expenditures in a number of areas and made certain long-term commitments, a number of which would be difficult to quickly reduce in the event of a decrease, or slower rate of growth, in the Company's business. In the event the Company experiences further growth, such growth may require larger quantities of components, additional marketing, sales and engineering personnel, additional manufacturing equipment and improved operating, financial and administrative controls, any of which could require significant additional capital expenditures. The Company may experience difficulty securing adequate quantities of components or additional manufacturing equipment, attracting or retaining skilled personnel, improving infrastructure and information systems or overcoming other difficulties associated with growth. In addition, gross profit margins derived from initial orders with new OEM customers are frequently lower than the Company's typical gross profit margins. There can be no assurance that the Company will be able to manage future changes in the size of its business successfully or that difficulties in doing so will not have a material adverse effect on the Company and its results of operations.

     SINGLE MANUFACTURING FACILITY. The Company's primary manufacturing facility is located in Juarez, Mexico. The Company recently relocated a portion of its manufacturing operations to an adjacent, larger building, thus expanding the overall facility square footage, and transitioned to new or reconfigured manufacturing equipment. Since the Company is substantially dependent on this single manufacturing facility, a disruption of the Company's manufacturing operations at this facility would have a material adverse effect on the Company and its results of operations. Such disruption could result from various factors, including difficulties associated with the transition to new or reconfigured manufacturing equipment, or a labor dispute, human error, governmental or political risks or a natural disaster such as an earthquake, tornado, fire or flood. In addition, in comparison to those of its competitors that do not maintain their own manufacturing facilities, the Company incurs higher relative fixed overhead and labor costs as a result of operating its own manufacturing facility. Any failure to generate the level of product revenues needed to absorb these overhead and labor costs would have a material adverse effect on the Company and its results of operations. See "--Manufacturing."

     INTERNATIONAL OPERATIONS. A substantial portion of the Company's manufacturing operations are carried out in Mexico. The Company's export sales (which primarily consist of European sales) were approximately 27% of net sales in the fiscal year ended October 31, 1997. The Company is subject to the general risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in currency exchange rates, delays resulting from difficulty in obtaining export licenses for certain technology, state imposed restrictions on the repatriation of funds, tariffs and other barriers and restrictions and the burdens of complying with a variety of foreign laws. In addition, the Company is subject to general geopolitical risks, such as political instability and changes in diplomatic and trade relationships, in connection with its international operations. Although the Company has not to date experienced any material adverse effect on its operations as a result of such factors, there can be no assurance that such factors will not materially adversely impact the Company and its results of operations in the future or require the Company to modify its current business practices. The Company currently sells its products at prices denominated in U.S. dollars, and an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and potentially less competitive in foreign markets. The Company expects to sell a portion of its products in the future at prices denominated in other currencies and will therefore increase its currency exposure risk. In addition, a substantial portion of the Company's manufacturing labor costs are paid in Mexican pesos, so any decrease in the value of the U.S. dollar relative to the Mexican peso could increase the Company's manufacturing costs and adversely affect the Company and its results of operations. See "--Manufacturing" and "--Sales and Marketing."

     PROPRIETARY TECHNOLOGY. The Company's success partially depends upon its proprietary technology, consisting of its software drivers and utilities and, to a lesser extent, its hardware designs. The Company relies primarily upon copyright and trade secret laws and agreements with its suppliers and customers to protect its proprietary technology, and also seeks patent protection on selected inventions from time to time. There can be no assurance that the Company's present protective measures will be adequate to prevent misappropriation of its technology or independent third party development of the same or similar technology. Many foreign jurisdictions offer less protection of intellectual property rights than the United States, and there can be no assurance that the protection provided to the Company's proprietary technology by the laws of the United States or foreign jurisdictions will be sufficient to protect the Company's technology. See "--Intellectual Property."

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

     INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS. It is common in the computer industry for companies to assert intellectual property infringement claims against other companies. As a consequence, the Company indemnifies some OEM customers in certain respects against intellectual property claims relating to its products. Several OEM customers recently sent the Company notices of potential indemnity claims based upon a notice of infringement such OEM customers received from a patent owner relating to the asserted infringement of its patent for processing color graphics imaging data in PCs. Subsequently, the patent owner filed a patent infringement lawsuit against two of such OEM customers. Based upon the Company's preliminary evaluation of the patent, it does not believe the infringement claims are meritorious. If this or another intellectual property claim were to be brought against the Company and the Company were found to be infringing upon the rights of others, the Company could be required to pay infringement damages, pay licensing fees, modify its products so that they are not infringing or discontinue offering products that were found to be infringing, any of which could materially adversely affect the Company and its results of operations. See "--Intellectual Property."

     If an intellectual property claim were to be brought against one or more of the Company's suppliers and the supplier were found to be infringing upon the rights of others, the supplier could be enjoined from further shipments of its products to the Company, which could materially adversely affect the Company and its results of operations.

     ANTI-TAKEOVER MEASURES. The Company is a Texas corporation and is therefore subject to the provisions of the Texas Business Corporation Act, including the terms of the Texas Business Combination Law ("TBCL") that became effective on September 1, 1997. In general, the TBCL prohibits a Texas "issuing public corporation" (such as the Company) from engaging in a "business combination" with any shareholder who is a beneficial owner of 20% or more of the corporation's outstanding stock for a period of three years after such shareholder's acquisition of a 20% ownership interest, unless:
(i) the board of directors of the corporation approves the transaction or the shareholder's acquisition of shares prior to the acquisition or (ii) two-thirds of the unaffiliated shareholders of the corporation approve the transaction at a shareholders' meeting. The TBCL may have the effect of inhibiting a non-negotiated merger or other business combination involving the Company. The Company is subject to the terms of the TBCL, unless its shareholders or directors take action electing not to be governed by its terms (which action is not currently contemplated).

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

     SHARES ELIGIBLE FOR FUTURE SALE. The Company currently has outstanding 6,976,630 shares of Common Stock, of which 5,880,800 shares are currently freely tradeable. The executive officers and directors of the Company, who beneficially own 1,211,211 outstanding shares of Common Stock, are free to sell the shares beneficially owned by them, subject to compliance with the Securities Act of 1933, as amended (the "Securities Act"), including Rule 144 promulgated thereunder, and the terms of a right of first refusal agreement, to which certain of such shares are subject. A substantial portion of the shares held by such beneficial owners may be sold into the public market effectively free of any significant restrictions. No prediction can be made as to the effect, if any, that market sales of the above shares or the availability of such shares for future sale will have on the market price of shares of Common Stock prevailing from time to time. Future sales of substantial amounts of Common Stock by existing shareholders could adversely affect the prevailing market price of the Common Stock after the offering and the Company's ability to raise additional capital.

ITEM 2.   PROPERTIES.

     The Company leases a 68,400 square foot facility in Richardson, Texas (16,200 square feet of which are subleased to the Company pursuant to a sublease that commenced November 1, 1996 and expires October 31, 1998) that serves as its headquarters and as a site for product development and testing.
 The Company also leases an additional approximately 21,100 square foot facility that is near its headquarters in Richardson, Texas that is used for technical support and product development and repair. The foregoing leases both expire in December 1998.

     The Company has purchased a tract of land and commenced construction of a new 210,000 square foot headquarters facility in Richardson, Texas with an expected completion date of December 1998. At that time, the various operations conducted at its current facilities in Richardson will be relocated to the new facility.

     The Company currently leases a 79,100 square foot manufacturing facility in Juarez, Mexico, and recently undertook occupancy of a new 136,800 square foot manufacturing facility under lease on an adjacent site that provides increased space and improved layout for manufacturing operations, as well as options to acquire additional space. The term of the new lease will expire in November, 2007 (plus four optional renewal periods of five years each). The Company has negotiated an extension of its current lease covering the 79,100 square foot Juarez facility to extend the lease on one-half of the space through June 30, 1998 and through December 31, 1999 for the remainder of the space. See "Business--Manufacturing."

     Additionally, the Company leases 6,900 square feet of storage space in El Paso, Texas, under a lease expiring in March 1998, a software development office in Houston, Texas under a lease expiring in May 1999, a software development office in Eugene, Oregon under a lease expiring in February 2000, a software development office in Belfast, Northern Ireland under a lease expiring in April 2006, and sales offices in London, Paris and Austin under leases expiring in September 2012, December 2004 and March 1998, respectively. The Company also maintains product inventories in various locations under bonded warehouse arrangements in order to permit the timely delivery of certain products to nearby customers.

     The Company believes that its existing facilities are well maintained and in good operating condition and, following completion of construction of the Company's new headquarters facility, are adequate for its present and anticipated levels of operations.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1997.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has traded on the NASDAQ National Market under the symbol "STBI" since February 14, 1995. At January , 1998, there were approximately record holders of the Company's Common Stock, although the Company believes that the number of beneficial owners of its Common Stock is substantially greater. The table below sets forth for the fiscal quarters indicated the high and low sale prices for the Common Stock, as reported by the NASDAQ National Market, which prices have been adjusted to reflect the three-for-two stock split of the Common Stock effected in the form of a stock dividend on July 17, 1997

                                    HIGH      LOW
                                  --------  -------
     Fiscal 1997
          Fourth quarter.....     $ 45.75   $ 27.00
          Third quarter......     $ 29.88   $ 20.00
          Second quarter.....     $ 24.17   $ 14.50
          First quarter......     $ 23.92   $ 12.67
     Fiscal 1996
          Fourth quarter.....     $ 17.25   $  8.17
          Third quarter......     $ 12.33   $  6.83
          Second quarter.....     $  7.50   $  5.42
          First quarter......     $  8.17   $  4.92


     The Company intends to retain any future earnings for use in its business and does not intend to pay cash dividends in the foreseeable future.
 The payment of future dividends, if any, will be at the discretion of the Company's Board of Directors and will depend, among other things, upon future earnings, operations, capital requirements, restrictions in future financing agreements, the general financial condition of the Company and general business conditions. The Company's new Revolving Credit Facility prohibits the Company from paying cash dividends. See "Management's Discussion and Analysis of financial Conditions and Results of Operations--Liquidity and Capital Resources."

ITEM 6.   SELECTED FINANCIAL DATA.

     This information is set forth under the caption "Selected Consolidated Financial Data" for each of the five years in the period ended October 31, 1997, of the Company's 1997 Annual Report to Shareholders, which portion of such Annual Report is filed herein as Exhibit 13 and incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     This information is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1997 Annual Report to Shareholders, which portion of such Annual Report is filed herein as Exhibit 13 and incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Company including the independent accountant's report thereon of the Company's 1997 Annual Report to Shareholders, which financial statements are filed herein as Exhibit 13, are incorporated herein by reference.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.


                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the captions "Election of Directors" and "Executive Officers of the Company" of the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information set forth under the caption "Executive Compensation and Other Matters" of the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the caption "Outstanding Capital Stock and Stock Ownership of Directors, Certain Executive Officers and Principal Shareholders" of the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the caption "Certain Transactions" of the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders is incorporated herein by reference.

                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K.

     (a)  1.   The following financial statements are incorporated by reference from the Company's 1998 Annual Report to Shareholders, which financial statements are filed herein as Exhibit 13:

               Report of Independent Accountants.
               Consolidated Balance Sheets dated October 31,
                1997 and 1996.
               Consolidated Statement of Operations for the three
                years ended October 31, 1997.
               Consolidated Statement of Changes in Shareholders'
                Equity for the three years ended October 31, 1997.
               Consolidated Statement of Cash Flows for the three
                years ended October 31, 1997.
               Notes to Consolidated Financial Statements.

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

          3. The following documents are filed or incorporated by reference as exhibits to this Report:

               3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

               3.2 Articles of Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997)

               3.3 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

               4.1 Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

               4.2 Amended and Restated Articles of Incorporation and Bylaws of the Company (see Exhibits 3.1, 3.2 and 3.3 above)

               4.3 Right of First Refusal Agreement dated December 16, 1994 by and among the Company and Messrs. Ogle, Balthaser and Sims (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

         *    10.1  Employment Agreement dated November 1, 1996 by and between the Company and William E. Ogle (incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

         *    10.2  Employment Agreement dated November 1, 1996 by and between the Company and Randall D. Eisenbach (incorporated by reference to Exhibit 10.43 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

         *    10.3  Employment Agreement dated November 1, 1996 by and between the Company and James L. Hopkins (incorporated by reference to Exhibit 10.44 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

         *    10.4  Employment Agreement dated November 1, 1996 by and between the Company and J. Shane Long (incorporated by reference to Exhibit 10.45 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

         *    10.5  Indemnification Agreement dated February 8, 1995 by and between William E. Ogle and the Company (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

         *    10.6  Indemnification Agreement dated February 8, 1995 by and between Randall D. Eisenbach and the Company (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

         *    10.7  Indemnification Agreement dated February 8, 1995 by and between James L Hopkins and the Company (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

         *    10.8  Indemnification Agreement dated February 8, 1995 by and between J. Shane Long and the Company (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

         *    10.9  Indemnification Agreement dated February 8, 1995 by and between James J. Byrne and the Company (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

         *    10.10  Indemnification Agreement dated February 8, 1995 by and between Lawrence E. Wesneski and the Company (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

    +    *    10.11  INTENTIONALLY OMITTED

    +    *    10.12  INTENTIONALLY OMITTED

         *    10.13  Indemnification Agreement dated February 8, 1995 by and between Mark S. Sims and the Company (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

         *    10.14  Indemnification Agreement dated February 8, 1995 by and between William D. Balthaser Jr. and the Company (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

         *    10.15  Company's Amended and Restated 1995 Long Term Incentive
                     Plan (incorporated by reference to Appendix A of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders)

         *    10.16  Company's Amended and Restated Stock Option Plan for
                     Non-Employee Directors (incorporated by reference to Appendix B of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders)

         *    10.17  STB Systems, Inc. 1995 Employee Stock Option Purchase Plan
                     (as amended) (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996)

         *    10.18  Amended and Restated Profit Sharing Incentive Plan
                     (incorporated by reference to Exhibit 10.47 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

              10.19 Lease Agreement dated December 6, 1988 by and between STB de Mexico S.A. de C.V. (formerly known as Industrias Fronterizas de Chihuahua, S.A. de C.V.) (a subsidiary of the Company, as lessee) and Complejo Industrial Fuentes, S.A. de C.V (as lessor), including an Agreement for Modification dated February 25, 1994 by and between the same parties (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

              10.20 Modification Agreement dated October 4, 1996 by and between STB de Mexico, S.A. de C.V. and Complejo Industrial Fuentes, S.A. de C.V. (relating to the Lease Agreement filed as Exhibit 10.1 hereto) (incorporated by reference to
                     Exhibit 10.46 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

              10.21 Lease Contract dated October 4, 1996 by and between STB de Mexico, S.A. de C.V. (as lessee) and Complejo Industrial Fuentes, S.A. de C.V. (as lessor)

                     (incorporated by reference to Exhibit 10.41 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

         +    10.22  Amendment to Lease Agreement dated January 30, 1997, by and between STB de Mexico, S.A. de C.V. (as lessee) and Complejo Industrial Fuentes, S.A. de C.V.

              10.23 Lease Agreement, as amended, dated July 8, 1986 by and between the Company (as lessee) and Central Park Associates, Ltd. (as lessor) (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

              10.24 Lease Agreement dated June, 1995, by and between the Company (as lessee) and Springcreek Place, Ltd. (as lessor) (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995)

              10.25 Addendum to Lease Agreement dated March 7, 1996 by and between the Company (as lessee) and Springcreek Place, Ltd. (as lessor) (incorporated by reference to Exhibit
                     10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996)

              10.26 Second Addendum to Lease Agreement dated March 7, 1996, by and between the Company (as lessee) and Springcreek Place, Ltd. (as lessor) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997)

              10.27 Sublease Agreement dated August 1996 by and between ADC Telecommunications, Inc. (as sublessor) and the Company (as sublessee) (incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

              10.28 Tax Allocation and Indemnification Agreement dated December 16, 1994 by and among the Company and Messrs. Ogle, Balthaser and Sims (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

         +    10.29  Purchase Agreement dated December 17, 1996, by and between the Company and Gateway 2000, Inc.

              10.30 Lease Agreement by and between the Company and Banc One Leasing Corporation dated October 30, 1996, together with related attachments (incorporated by reference to Exhibit
                     10.48 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

         +    10.31  Participation Agreement dated as of November 14, 1997 among
                     Asset XVII Holdings Company, L.L.C., as lessor, STB
                     Systems, Inc., as lesee and Bank One, Texas, N.A., as lender.

         +    10.32  Lease and Development Agreement dated as of November 14,
                     1997 among Asset XVII Holdings Company, L.L.C., as lessor, and STB Systems, Inc., as lessee.

         +    10.33  Limited Notice to Proceed No. 1 dated as of December 18,
                     1997 executed by STB Systems, Inc. and Austin Commercial,
                     Inc.

         +    10.34  Credit Agreement dated as of November 21, 1997 between STB
                     Systems, Inc., and Bank One, Texas, N.A.

         +     11.1  Computation of Earnings Per Common Share and Common
                     Equivalent Share

         +     13    Selected portions of the Company's Annual Report to
                     Shareholders for fiscal year ended October 31, 1997

               21    Subsidiaries of the Company

                     (a)  STB Assembly, Inc., a Texas corporation
                     (b)  STB de Mexico, S.A. de C.V., a Mexican corporation
                     (c) Maquilados Continentales de Chihuahua, a Mexican corporation (an inactive shell corporation)
                     (d)  Symmetric Simulation Systems, Inc.

         +     23    Consent of Price Waterhouse LLP

         +     24    Powers of Attorney (included on first signature page)

         +     27    Financial Data Schedule
               _______________
               *     Management contract or compensatory plan or arrangement.
                     The Company will furnish a copy of any exhibit listed above to any shareholder without charge upon written request to Mr. Bryan F. Keyes, Treasurer, 1651 North Glenville Drive,
                     Richardson, Texas 75081.

               +     Filed herewith.

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

                              STB SYSTEMS, INC.


                              By:  /s/ William E. Ogle
                                   --------------------------------------
                                   William E. Ogle
                                   Chairman of the Board
                                   and Chief Executive Officer


Dated:  January 29, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on January 29, 1998.

         SIGNATURE                         TITLE

     /s/ William E. Ogle           Chairman of the Board of Directors and Chief
-------------------------------    Executive Officer (Principal Executive
     William E. Ogle               Officer)



     /s/ Randall D. Eisenbach      Executive Vice President, Chief Operating
-------------------------------    Officer, Assistant Secretary and Director
     Randall D. Eisenbach


     /s/ James L. Hopkins          Chief Financial Officer, Vice President of
-------------------------------    Strategic Marketing and Director
     James L. Hopkins


     /s/ Bryan F. Keyes            Director of Legal and Finance, Secretary and
-------------------------------    Treasurer (Principal Financial and Accounting
     Bryan F. Keyes                Officer)



     /s/ J. Shane Long             Vice President of Sales and Marketing and
-------------------------------    Director
     J. Shane Long


     /s/ James J. Byrne            Director
-------------------------------
     James J. Byrne


     /s/ Dennis G. Sabo            Director
-------------------------------
     Dennis G. Sabo


     /s/ Lawrence E. Wesneski      Director
-------------------------------
       Lawrence E. Wesneski

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
of STB Systems, Inc.

Our audits of the consolidated financial statements referred to in our report dated December 8, 1997 appearing in the 1997 Annual Report to Shareholders of STB Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP
Dallas, Texas
December 8, 1997

                CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

  FISCAL                                           BALANCE AT     CHARGED TO              BALANCE AT
  YEAR                                             BEGINNING      COSTS AND                   END
  ENDED                 DESCRIPTION                 OF YEAR       EXPENSES    DEDUCTIONS    OF YEAR
-----------------------------------------------------------------------------------------------------
31-Oct-95     Allowance for Bad Debts                363,125       231,040      145,092      449,073
              Allowance for Obsolete Inventory       625,000       692,830      317,830    1,000,000

31-Oct-96     Allowance for Bad Debts                449,073       489,837      607,078      331,832
              Allowance for Product Returns
              and Price Protection                    45,000       405,000      175,000      275,000
              Allowance for Obsolete Inventory     1,000,000     1,928,013    1,528,013    1,400,000

31-Oct-97     Allowance for Bad Debts                331,832       300,000      166,500      465,332
              Allowance for Product Returns
              and Price Protection                   275,000           -            895      274,105
              Allowance for Obsolete Inventory     1,400,000     2,248,918    2,248,918    1,400,000

                                    EXHIBIT INDEX

     EXHIBIT
     -------


          3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

          3.2 Articles of Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30,
               1997)

          3.3 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

          4.1 Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

          4.2 Amended and Restated Articles of Incorporation and Bylaws of the Company (see Exhibits 3.1, 3.2 and 3.3 above)

          4.3 Right of First Refusal Agreement dated December 16, 1994 by and among the Company and Messrs. Ogle, Balthaser and Sims (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

     * 10.1 Employment Agreement dated November 1, 1996 by and between the Company and William E. Ogle (incorporated by reference to Exhibit
               10.42 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

     * 10.2 Employment Agreement dated November 1, 1996 by and between the Company and Randall D. Eisenbach (incorporated by reference to
               Exhibit 10.43 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

     * 10.3 Employment Agreement dated November 1, 1996 by and between the Company and James L. Hopkins (incorporated by reference to
               Exhibit 10.44 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

     * 10.4 Employment Agreement dated November 1, 1996 by and between the Company and J. Shane Long (incorporated by reference to Exhibit
               10.45 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

     * 10.5 Indemnification Agreement dated February 8, 1995 by and between William E. Ogle and the Company (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

     * 10.6 Indemnification Agreement dated February 8, 1995 by and between Randall D. Eisenbach and the Company (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

     * 10.7 Indemnification Agreement dated February 8, 1995 by and between James L Hopkins and the Company (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

     *    10.8 Indemnification Agreement dated February 8, 1995 by and between
               J. Shane Long and the Company (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

     EXHIBIT
     -------


     * 10.9 Indemnification Agreement dated February 8, 1995 by and between James J. Byrne and the Company (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

     * 10.10 Indemnification Agreement dated February 8, 1995 by and between Lawrence E. Wesneski and the Company (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

 +   *  10.11  INTENTIONALLY OMITTED

 +   *  10.12  INTENTIONALLY OMITTED

     * 10.13 Indemnification Agreement dated February 8, 1995 by and between Mark S. Sims and the Company (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

     * 10.14 Indemnification Agreement dated February 8, 1995 by and between William D. Balthaser Jr. and the Company (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

     * 10.15 Company's Amended and Restated 1995 Long Term Incentive Plan (incorporated by reference to Appendix A of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders)

     * 10.16 Company's Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated by reference to Appendix B of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders)

     * 10.17 STB Systems, Inc. 1995 Employee Stock Option Purchase Plan (as amended) (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996)

     * 10.18 Amended and Restated Profit Sharing Incentive Plan (incorporated by reference to Exhibit 10.47 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

        10.19 Lease Agreement dated December 6, 1988 by and between STB de Mexico S.A. de C.V. (formerly known as Industrias Fronterizas de Chihuahua, S.A. de C.V.) (a subsidiary of the Company, as lessee) and Complejo Industrial Fuentes, S.A. de C.V (as lessor), including an Agreement for Modification dated February 25, 1994 by and between the same parties (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

        10.20 Modification Agreement dated October 4, 1996 by and between STB de Mexico, S.A. de C.V. and Complejo Industrial Fuentes, S.A. de C.V. (relating to the Lease Agreement filed as Exhibit 10.1 hereto) (incorporated by reference to Exhibit 10.46 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

        10.21 Lease Contract dated October 4, 1996 by and between STB de Mexico, S.A. de C.V. (as lessee) and Complejo Industrial Fuentes, S.A. de C.V. (as lessor) (incorporated by reference to Exhibit
               10.41 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

     EXHIBIT
     -------


     +    10.22     Amendment to Lease Agreement dated January 30, 1997, by and between STB de Mexico, S.A. de C.V. (as lessee) and Complejo
                    Industrial Fuentes, S.A. de C.V.

          10.23 Lease Agreement, as amended, dated July 8, 1986 by and between the Company (as lessee) and Central Park Associates, Ltd. (as lessor) (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

          10.24 Lease Agreement dated June, 1995, by and between the Company (as lessee) and Springcreek Place, Ltd. (as lessor) (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995)

          10.25 Addendum to Lease Agreement dated March 7, 1996 by and between the Company (as lessee) and Springcreek Place, Ltd. (as lessor) (incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996)

          10.26 Second Addendum to Lease Agreement dated March 7, 1996, by and between the Company (as lessee) and Springcreek Place, Ltd. (as lessor) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997)

          10.27 Sublease Agreement dated August 1996 by and between ADC Telecommunications, Inc. (as sublessor) and the Company (as sublessee) (incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

          10.28 Tax Allocation and Indemnification Agreement dated December 16, 1994 by and among the Company and Messrs. Ogle, Balthaser and Sims (incorporated by reference to Exhibit
                    10.15 to the Company's Registration Statement on Form S-1 (Registration No. 33-87612))

     +    10.29     Purchase Agreement dated December 17, 1996, by and between the Company and Gateway 2000, Inc.

          10.30 Lease Agreement by and between the Company and Banc One Leasing Corporation dated October 30, 1996, together with related attachments (incorporated by reference to Exhibit
                    10.48 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

     +    10.31     Participation Agreement dated as of November 14, 1997 among
                    Asset XVII Holdings Company, L.L.C., as lessor, STB Systems,
                    Inc., as lesee and Bank One, Texas, N.A., as lender.

     +    10.32     Lease and Development Agreement dated as of November 14,
                    1997 among Asset XVII Holdings Company, L.L.C., as lessor, and STB Systems, Inc., as lessee.

     +    10.33     Limited Notice to Proceed No. 1 dated as of December 18,
                    1997 executed by STB Systems, Inc. and Austin Commercial,
                    Inc.

     +    10.34     Credit Agreement dated as of November 21, 1997 between STB
                    Systems, Inc., and Bank One, Texas, N.A.

     +    11.1      Computation of Earnings Per Common Share and Common
                    Equivalent Share

     +    13        Selected portions of the Company's Annual Report to
                    Shareholders for fiscal year ended October 31, 1997

     EXHIBIT
     -------


          21        Subsidiaries of the Company

                    (a)  STB Assembly, Inc., a Texas corporation
                    (b)  STB de Mexico, S.A. de C.V., a Mexican corporation
                    (c) Maquilados Continentales de Chihuahua, a Mexican corporation (an inactive shell corporation)
                    (d)  Symmetric Simulation Systems, Inc.

     +    23        Consent of Price Waterhouse LLP

     +    24        Powers of Attorney (included on first signature page)

     +    27        Financial Data Schedule
               _______________
               *    Management contract or compensatory plan or arrangement.
                    The Company will furnish a copy of any exhibit listed above to any shareholder without charge upon written request to Mr. Bryan F. Keyes, Treasurer, 1651 North Glenville Drive,
                    Richardson, Texas 75081.

               +    Filed herewith.