Form 10-Q
period 1998-01-31
STB SYSTEMS INC
filed 1998-03-17
CIK 934596

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                --------------

                                   FORM 10-Q

                                --------------

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

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

                                (972) 234-8750
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                        Number of Shares Outstanding as of
          Title of each class:                   March 16, 1998:
          Common Stock, $.01 par value              10,500,137

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              STB SYSTEMS, INC.
                                    INDEX

                                                                 PAGE
PART I    FINANCIAL INFORMATION                                 NUMBER

Item 1    Consolidated Financial Statements (unaudited) :

          Consolidated Balance Sheets at January 31, 1998
               and October 31, 1997                                   2

          Consolidated Statements of Operations for the
          quarters ended January 31, 1998 and 1997                    3

          Consolidated Statements of Cash Flows for the
          three months ended January 31, 1998 and 1997                4

          Notes to Consolidated Financial Statements              5 - 6

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations          7 - 13

PART II   OTHER INFORMATION

Items 1 through 4 Have been omitted since the registrant has no reportable events in relation to these items.

Item 5    Other Information - Risk Factors                      13 - 26

Item 6    Exhibits and Reports on Form 8-K                           27

Signatures                                                           28

PART I  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                    STB SYSTEMS, INC. and SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
-------------------------------------------------------------------------------
              (dollars in thousands except per share data)

                                                           January 31,  October 31,
                                                              1998         1997
                                                           ------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                 $  3,391      $  3,869
  Accounts receivable - trade, net of allowance
   for doubtful accounts of $548 and $465                     49,806        47,208
  Inventories, net                                            45,811        41,295
  Other current assets                                         2,659         1,970
                                                            ----------------------
    Total current assets                                     101,667        94,342

Property and equipment, net                                   12,130        12,348
Other assets                                                   1,970         2,864
                                                            ----------------------
    Total assets                                            $115,767      $109,554
                                                            ----------------------
                                                            ----------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                                           $ 23,000      $ 21,520
  Accounts payable - trade                                    38,938        36,801
  Accrued wages, commissions and bonuses                         936         1,466
  Other accrued liabilities                                    2,403         2,027
  Current portion of long-term liabilities                       589         1,167
                                                            ----------------------
    Total current liabilities                                 65,866        62,981
                                                            ----------------------

Long-term Liabilities:
  Long-term notes payable                                         -            500
  Obligations under capital leases and other
    long-term liabilities                                      2,538         2,611
                                                            ----------------------
    Total long-term liabilities                                2,538         3,111
                                                            ----------------------

Shareholders' Equity:
  Preferred stock, 2,000,000 shares authorized,
   none issued or outstanding                                     -             -
  Common stock, $.01 par value, 25,000,000 shares
   authorized, 10,464,897 and 10,452,473 shares issued,
   respectively                                                  105           105
  Additional paid-in capital                                  25,453        25,357
  Retained earnings                                           22,050        18,245
                                                            ----------------------
                                                              47,608        43,707
  Treasury stock, 35 shares, at cost                            (245)         (245)
                                                            ----------------------
  Total shareholders' equity                                  47,363        43,462
                                                            ----------------------
    Total liabilities and shareholders' equity              $115,767      $109,554
                                                            ----------------------
                                                            ----------------------

  The accompanying notes are an integral part of these financial statements

                     STB SYSTEMS, INC. and SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
-------------------------------------------------------------------------------
          (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                          Three months ended
                                                              January 31,
                                                          1998          1997
                                                      -------------------------
Net sales                                             $    78,758   $    48,092
Cost of sales                                              62,542        37,459
                                                      -------------------------
Gross profit                                               16,216        10,633
                                                      -------------------------

Operating expenses:
  Research and development                                  2,338         1,238
  Sales and marketing                                       4,424         3,286
  General and administrative                                3,235         2,383
                                                      -------------------------
Total operating expenses                                    9,997         6,907
                                                      -------------------------

Income from operations                                      6,219         3,726
Interest expense, net                                         518           376
                                                      -------------------------

Income before income taxes                                  5,701         3,350
Provision for income taxes                                  1,896         1,098
                                                      -------------------------
Net income                                            $     3,805   $     2,252
                                                      -------------------------
                                                      -------------------------

Net income per share:
   Basic                                              $      0.36   $      0.22
                                                      -------------------------
                                                      -------------------------
   Diluted                                            $      0.33   $      0.21
                                                      -------------------------
                                                      -------------------------

Weighted average shares outstanding:
   Basic                                               10,461,695    10,158,549
   Diluted                                             11,388,554    10,730,624
                                                      -------------------------
                                                      -------------------------

The accompanying notes are an integral part of these financial statements.

                      STB SYSTEMS, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
-------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)

                                                                Three months ended
                                                                    January 31,
                                                                1998          1997
                                                              ---------------------
Cash flows from operating activities:
 Net income                                                   $ 3,805       $ 2,252
 Adjustments to reconcile net income to net cash
 from operating activities:
   Depreciation and amortization                                  660           420
   Changes in assets and liabilities:
     Accounts receivable - trade                               (2,598)          667
     Inventories                                               (4,516)          457
     Other current assets                                        (689)         (260)
     Other assets                                                 894            33
     Accounts payable - trade                                   2,136        (4,483)
     Accrued wages, commissions, and bonuses                     (530)         (109)
     Other accrued liabilities                                    376           365
                                                              ---------------------
     Net cash used in operating activities                       (462)         (658)
                                                              ---------------------

Cash flows from investing activities -
                                                              ---------------------
 Purchases of property and equipment                             (442)       (1,085)
                                                              ---------------------

Cash flows from financing activities:
 Borrowings on short-term debt                                  1,480         2,145
 Payments on long-term debt                                    (1,150)         (185)
 Issuance of common stock, net of issue costs                      96            99
                                                              ---------------------
    Net cash provided by financing activities                     426         2,059
                                                              ---------------------
Net increase (decrease) in cash and cash equivalents             (478)          316
Cash and cash equivalents at beginning of period                3,869         3,420
                                                              ---------------------
Cash and cash equivalents at end of period                    $ 3,391       $ 3,736
                                                              ---------------------
                                                              ---------------------

   The accompanying notes are an integral part of these financial statements

                             STB SYSTEMS, INC.

                Notes To Consolidated Financial Statements
                                (Unaudited)

NOTE 1 -  BASIS OF PRESENTATION

STB Systems, Inc. develops, manufactures and sells a wide selection of multimedia accelerator subsystems, other multimedia subsystem products and specialized technology products for use in mid-range and high-end personal computers ("PCs"). STB Assembly, Inc. is a wholly-owned subsidiary and provides manufacturing services to STB Systems, Inc. Symmetric Simulation Systems, Inc., also a wholly-owned subsidiary of STB Systems, Inc., designs high-end 3D graphics acceleration products for use in applications such as computer-aided design, product visualization and animation.

The accompanying financial statements include the consolidated accounts of STB Systems, Inc., STB Assembly, Inc. and Symmetric Simulation Systems, Inc., (collectively referred to as the "Company"). STB Assembly, Inc. has two majority owned subsidiaries, STB de Mexico S.A. de C.V. ("STB de Mexico") and Maquilados Continentales de Ciudad Juarez, S.A. de C.V. ("MCC"). STB de Mexico is a Mexican corporation operated as a maquiladora that performs assembly services for STB Systems, Inc. MCC entered into an agreement in January 1990 to provide subcontract manufacturing services for STB Systems, Inc. As of December 1992, MCC became an inactive entity. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interests in the subsidiaries are insignificant for financial reporting purposes.

In February 1997, the Financial Accounting Standards Board issued FAS No. 128 "Earnings per Share", (SFAS 128). The Company has adopted SFAS 128, which establishes standards for computing and presenting earnings per share (EPS). This statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into or resulted in the issuance of common stock. The provision and disclosure requirements of SFAS 128 were required to be adopted for interim and annual periods ending after December 15, 1997, with restatement of EPS for prior periods. Accordingly, EPS data for all periods has been restated to reflect the computation of EPS in accordance with the provisions of SFAS 128.

The financial information presented herein should be read in conjunction with the Company's annual consolidated financial statements for the year ended October 31, 1997. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year.



NOTE 2 -  INVENTORIES

Inventories at January 31, 1998 and October 31, 1997 consist of the following (in thousands):

                                 January 31, 1998     October 31, 1997
                                 ----------------     ----------------
       Raw materials                  $23,789              $22,416
       Work-in-process                 15,236               13,416
       Finished goods                   6,786                5,463
                                      -------              -------
          TOTAL                       $45,811              $41,295
                                      -------              -------
                                      -------              -------

NOTE 3 -  SHORT TERM DEBT

In November 1997, the Company entered into a new credit agreement with a bank, increasing its borrowing capacity to $30,000,000 from $25,000,000. The new revolving credit facility ("Revolving Credit Facility") bears interest at LIBOR plus 175 basis points (7.367% at January 31, 1998). Availability under the Revolving Credit Facility is subject to limitation determined by the Company's borrowing base, which is calculated based on eligible accounts receivable as defined in the Revolving Credit Facility Agreement. In January 1998, the Company increased its borrowing capacity under its Revolving Credit Facility to $40,000,000 from $30,000,000.

NOTE 4 -  STOCK SPLIT

On January 27, 1998, the Company declared a three-for-two split of the Company's common stock. The stock split was effected in the form of a stock dividend on February 20, 1998, to shareholders of record on February 11, 1998. Share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the stock split.

NOTE 5 -  EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted EPS computations at January 31:

                                                         1998          1997
                                                     -----------   -----------
  Net income (in thousands)                          $     3,805   $     2,252
                                                     -----------   -----------

  Weighted average shares outstanding                 10,461,695    10,158,549
                                                     -----------   -----------
  Basic net income per share                         $      0.36   $      0.22
                                                     -----------   -----------

  Weighted average shares outstanding                 10,461,695    10,158,549

  Additional weighted average shares from
   assumed exercise of dilutive stock options,
   net of shares assumed to be repurchased with
   exercise proceeds                                     926,859       572,075
                                                     -----------   -----------
  Dilutive weighted average shares outstanding        11,388,554    10,730,624
                                                     -----------   -----------
  Diluted net income per share                       $      0.33   $      0.21
                                                     -----------   -----------
                                                     -----------   -----------

Options to purchase 20,625 shares of common stock ranging in price from $21.27 to $25.67 per share were outstanding during the first quarter of fiscal 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options will expire in 2007.

NOTE 6 - SECONDARY OFFERING

On February 25, 1998 the Company filed a registration statement on Form S-3 to offer 3,000,000 shares of its common stock to the public in a secondary offering. Of the shares being offered, 2,775,000 shares are being sold by the Company and 225,000 are being sold by certain selling shareholders. The net proceeds received by the Company upon the effectiveness of the offering are expected to be used to repay certain indebtedness outstanding under the Company's revolving credit facility and for other general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company designs, manufactures and sells multimedia subsystem and specialized technology products, primarily for use in desktop personal computers (PCs). These products supplement a PC's CPU to enhance multimedia performance and accelerate the computationally intensive operations and processing requirements necessary to perform advanced multimedia applications. The Compnay focuses primarily on the sale of its products to major original equipment manufacturers, "OEMs", and works closely with its component suppliers and OEM customers to develop products that are responsive to technological trends and consumer demand. STB manufactures substantially all of its products at its ISO 9002 certified facility in Juarez, Mexico, which the Company believes enables it to respond more quickly to changing customer needs, maintain product quality and achieve economies of scale.

The Company currently sells multimedia subsystems and specialized technology products. The Company's multimedia subsystem product line includes a wide selection of multimedia accelerator subsystems designed primarily for use in mid-range to high-end PCs as well as several complementary products, including DVD decoder subsystems, PC/TV convergence subsystems and sound cards. STB's specialized technology products include products designed to enable a single computer to control the display of up to 32 monitors and a recently introduced line of flat panel display products.

The Company sells its products to OEM customers, the commercial market, and the specialized technology market. The Company sells its multimedia subsystems primarily to major OEMs and, to a lesser extent, the commercial market. Sales of the Company's products to OEMs represented approximately 85% and 79% of total net sales for the 1998 first fiscal quarter and fiscal year 1997, respectively. The Company's three largest OEM customers accounted in the aggregate for approximately 76% and 66% of total net sales for the 1998 first fiscal quarter and fiscal year 1997, respectively. Sales of multimedia subsystems to the commercial market accounted for approximately 9% and 12% of total net sales for the 1998 first fiscal quarter and fiscal year 1997 respectively, and sales of specialized technology products accounted for approximately 5% and 8% of total net sales for the 1998 first fiscal quarter and fiscal year 1997, respectively. The balance of total net sales was derived primarily from third party contract assembly services, which accounted for approximately 1% of total net sales for the 1998 first fiscal
quarter and fiscal year 1997.   The Company has no long-term commitments or
contracts with any of its customers and the loss of any of the Company's key customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - Customer Concentration; Dependence on PC Market."

Sales of multimedia accelerator subsystems and other multimedia subsystems to OEMs have typically been characterized by relatively high unit volumes and relatively low gross profit margins. Sales of multimedia subsystem products to the commercial market are characterized by relatively modest unit volumes and moderate gross profit margins. Sales of the Company's specialized technology products are characterized by relatively low unit volumes and relatively high gross profit margins. Shifts in the mix of products sold or in the sales channels into which such products are sold could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - Change in Product Mix or Sales Channel." In addition, a substantial majority of the Company's net sales have been derived from sales of multimedia accelerator subsystems and, from time to time, a substantial majority of the Company's net sales in a given fiscal quarter have been derived from the sales of a single or a limited number of multimedia accelerator subsystems. See "Risk Factors - Product Concentration." The markets for the Company's products in general, and its multimedia accelerator subsystems in particular, are characterized by short product life cycles, evolving industry standards and frequent introductions of new products. See "Risk Factors - Limited Product Life Cycle; Rapid Techological Change; Management of Product Introductions."

The Company recognizes revenue upon shipment of its products. For products sold through the commercial channel, the Company generally allows returns in the form of stock rotation and price protection in the form of credits. The Company's current stock rotation policies permit a commercial channel customer to return approximately 10% of products purchased within the previous 90 days if the customer has placed an order for other Company products of equal or greater value. The Company also provides price protection to commercial channel customers in the form of credits for price reductions on products remaining in customer inventories at the time of the price reduction. The Company maintains reserves related to these sales programs, which it believes are adequate. See "Risk Factors - Price Protection and Stock Rotations."

The Company has no guaranteed supply arrangements with any of its suppliers. The Company obtains most of the primary components for its current products, consisting mainly of controller chips and memory chips, directly from the component manufacturers. The prices of such components can change significantly from time to time. In the past, the Company has experienced, and may in the future experience, increases in its unit component costs without being able to increase the price of the products incorporating such components. Such an increase in component costs could impair the Company's gross profit margins and results of operations. In particular, occasional worldwide shortages of memory and controller chips and international tariff disputes have in the past resulted in substantial component cost increases that have had a material adverse effect on the Company's gross profit margins and its results of operations. In recent periods, a decline in the price of memory chips, together with improved inventory management practices and other factors, has contributed to improved gross profit margins. The Company's total gross profit margins and gross profits will likely continue to fluctuate from period to period as a result of the Company's product mix, sales channel mix, component costs and competitive pricing pressures on the Company's products. See "Risk Factors - Dependence on Suppliers" and "--Change in Product or Sales Channel Mix."

In recent periods, the Company's business has been strongly influenced by the following trends: the growth of the PC market in general; the ability of several major PC manufacturers to expand their respective market shares of the PC market in general; the Company's ability to establish and expand OEM relationships with several of these major PC manufacturers; the expansion of the market for multimedia subsystems and, in particular, the market for multimedia accelerator subsystems; the ability of the Company to identify and source key components, such as graphics controller chips, that enable the Company's products to compete effectively with its competitors; and the Company's ability to design, develop and manufacture successive generations of multimedia accelerator subsystems that secure design wins with major OEM customers and achieve wide market acceptance. Although the Company is currently attempting to diversify its product offerings, expand its existing OEM customer relationships, establish new OEM customer relationships and expand sales into the commercial market, there can be no assurance that the Company will be successful with respect to any of these efforts. The failure by the Company to further diversify its product offerings and to expand its distribution channels could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factor - Customer Concentration; Dependence on PC Market," "--Dependence on Multimedia Accelerator Market; Migration to Motherboards," "--Dependence on Suppliers" and "--Limited Product Life Cycle; Rapid Technological Change; Management of Product Transitions."

During the fiscal quarter ended April 30, 1997, the Company acquired all of the outstanding shares of Symmetric Simulation Systems, Inc. ("Symmetric"), a designer and builder of high-end 3D graphics acceleration subsystems used in applications such as computer-aided design product visualization, architectural walk-throughs and multimedia authoring. The Company believes that the Symmetric product line complements the Company's existing products and enables the Company to market products to the high-end 3D market.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's Consolidated Statement of Operations as a percentage of net sales from continuing operations:

                                             Percentage of net sales
                                               Three months ended
                                                   January 31,
                                               1998           1997
                                             -------         -------
    Net sales                                 100.0%         100.0%
    Cost of sales                              79.4%          77.9%
                                              -----          -----
    Gross profit                               20.6%          22.1%
                                              -----          -----

    Operating expenses:
      Research and development                  3.0%           2.6%
      Sales and marketing                       5.6%           6.8%
      General and administrative                4.1%           5.0%
                                              -----          -----
    Total operating expenses                   12.7%          14.4%
                                              -----          -----

    Income from operations                      7.9%           7.7%
    Interest expense, net                       0.7%           0.7%
                                              -----          -----

    Income before income taxes                  7.2%           7.0%
    Provision for income taxes                  2.4%           2.3%
                                              -----          -----
    Net income                                  4.8%           4.7%
                                              -----          -----

THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997.

NET SALES. Net sales increased to $78.8 million in the 1998 first fiscal quarter from $48.1 million in the 1997 first fiscal quarter, representing an increase of 63.8%. Unit volume for the 1998 first fiscal quarter increased by 64.6% over the 1997 first fiscal quarter, while the Company's average unit selling prices remained essentially unchanged. OEM channel sales increased to approximately $66.2 million in the 1998 first fiscal quarter from $34.7 million in the 1997 first fiscal quarter, representing an increase of 90.9%. Sales growth in the OEM channel was primarily the result of increased demand for the Company's Velocity 128 multimedia accelerator. See "Risk Factors - Product Concentration". Commercial channel sales decreased to $7.4 million in the 1998 first fiscal quarter from $9.4 million in the 1997 first fiscal quarter, a decrease of 21.5%, primarily due to limited controller chip availability for the Velocity 128 multimedia accelerator resulting from unexpected OEM product demand increases. Sales in the specialized technology market increased to $4.1 million in the 1998 first fiscal quarter from $2.7 million in the 1997 first fiscal quarter, or 53.3%, which was primarily a result of increased sales to OEM customers for financial services workstations.

GROSS PROFIT. Gross profit consists of net sales less cost of goods sold. Cost of sales primarily consists of the cost of materials and manufacturing costs associated with the production of the Company's products. Gross profit increased to $16.2 million in the 1998 first fiscal quarter from $10.6 million in the 1997 first fiscal quarter, representing an increase of 52.5%. During the period, gross profit as a percentage of net sales decreased to 20.6% in the 1998 first fiscal quarter from 22.1% in the 1997 first fiscal quarter. The increase in the amount of gross profit resulted primarily from increases in sales volumes of the Company's products (and, in particular, the Company's Velocity 128 multimedia accelerator), partially offset by decreasing unit prices. The decrease in gross profit as a percentage of net sales resulted primarily from (i) an increase in the precentage of sales to the OEM market, which typically is characterized by lower gross profit margins, and (ii) increased component costs due to a temporary shortage in memory component supply resulting from higher product demand and (iii) increased overtime labor costs caused by the higher rates of production necessary to meet increased product demand. These increases were partially offset by the economies of scale resulting from higher production volumes and increased operating efficiencies. Gross margins are expected to continue to fluctuate as a result of sales channel, product mix and other factors. See "Risk Factors --Potential for Fluctuating Operating Results; Seasonality" and "-- Dependence on Suppliers".

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses primarily consist of compensation and associated expenses relating to engineering personnel, development tool expenses, prototyping expenses and product enhancement expenses. Research and development expenses increased to $2.3 million in the 1998 first fiscal quarter from $1.2 million in the 1997 first fiscal quarter, representing an increase of 88.9%. Research and development expenses as a percentage of net sales increased to 3.0% in the 1998 first fiscal quarter from 2.6% in the 1997 first fiscal quarter. The increase in research and development expenses on a dollar and percentage basis resulted from increased staffing at the Company's corporate headquarters and at each of the design centers in Houston, Texas, Eugene, Oregon; and the recently established design center in Belfast, Northern Ireland. Other expenses associated with the development of new products and increased expenses associated with software and driver development also contributed to the increase in research and development expenses.

SALES AND MARKETING EXPENSES. Sales and marketing expenses primarily consist of personnel and related overhead expenses for sales, marketing and customer support activities, promotional and advertising expenses, and commissions paid to independent sales representatives. Sales and marketing expenses increased to $4.4 million in the 1998 first fiscal quarter from $3.3 million in the 1997 first fiscal quarter, representing an increase of 34.6%. Sales and marketing expenses as a percentage of net sales decreased to 5.6% in the 1998 first fiscal quarter from 6.8% in the 1997 first fiscal quarter, primarily due to increases in net sales at a rate faster than that of sales and marketing expenses. The increase in sales and marketing expenses resulted primarily from additional staffing and commissions paid as a result of higher sales, partially offset by decreases in commissions paid to independent sales representatives. Increased expenses for advertising and promotional programs in the commercial channel, the specialized technology channel and the international market also contributed to the increased expenses.


GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of personnel and related overhead expenses for management, finance, management information systems activities, legal and human resources, as well as expenses associated with occupancy and other general operating expenses. General and administrative expenses increased to $3.2 million in the 1998 first fiscal quarter from $2.4 million in the 1997 first fiscal quarter, representing an increase of 35.8%. General and administrative expenses as a percentage of net sales decreased to 4.1% in the 1998 first fiscal quarter from 5.0% in the 1997 first fiscal quarter. The increase in the amount of general and administrative expenses was primarily due to increased expenses associated with the Company's growth, including increased staffing, occupancy and other general operating expenses.
Increased employee profit sharing, as a result of higher earnings, also contributed to the increase in general and administrative expenses. The Company recently commenced construction of a new headquarters facility that it plans to occupy in the 1999 first fiscal quarter. The terms of the lease relating to the new headquarters facility provide for increased occupancy expense from current levels and are subject to adjustment based on prevailing interest rates. See "--Liquidity and Capital Resources."

INTEREST EXPENSE, NET. Interest expense net, primarily consists of the interest expense associated with the Company's Revolving Credit Facility, Mezzanine Facility (as defined below) and capital leases, offset partially by the interest income earned on the Company's cash and cash equivalents. Interest expense net increased to approximately $518,000 in the 1998 first fiscal quarter from approximately $376,000 in the 1997 first fiscal quarter, representing an increase of 37.8%. The increase in the amount of net interest expense was primarily related to an increase in the average total debt and obligations under capital leases outstanding during the 1998 first fiscal quarter compared to the 1997 first fiscal quarter.

SEASONALITY. The Company's quarterly operating results vary significantly depending on a number of factors, including, but not limited to: the timely introduction by the Company of new or enhanced products and the market's acceptance of these products; the Company's ability to introduce and market products in accordance with its OEM customers' design requirements and design cycles; changes in demand for functionality of the Company's products and the products of its OEM customers; the gain or loss of significant OEM customers; the volume and timing of significant customer orders received during the period; the availability, pricing and timeliness of component delivery for the Company's products; increased competition from existing competitors and new entrants to the market; the timing of new product announcements or product introductions by the Company's competitors; product obsolescence, management of product transitions and unanticipated delays or problems in the introduction or production of products by the Company or its OEM customers; product reviews and other media coverage; anticipated and unanticipated decreases in average selling prices of the Company's products; changes in the mix of products sold by the Company's OEM and other customers; changes in the pricing policies of the Company, its suppliers and customers; management of inventory by the Company and its customers; changes in the Company's sales channel mix or in the sourcing strategies of its OEM customers; and product returns or price protection charges by the Company's customers. Because the timing of these factors may vary, the results of any particular quarter may not be indicative of results for the full year or any future period. In addition, the PC market generally experiences weaker sales during the summer months. Although the Company has experienced sales growth for each year since fiscal year 1990, there can be no assurance that this growth will continue on a quarterly or annual basis. It is likely that in some future period the Company's operating results or business outlook will be below the expectations of securities analysts or investors, which would likely result in a significant reduction in the market price of the Company's Common Stock. See "Risk Factors - Potential for Fluctuating Operating Results; Seasonality" and " - Stock Price Volatility."

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital and liquidity needs are for inventory and accounts receivable and for manufacturing and other equipment expenditures. The Company has generally financed these capital and liquidity needs and its operations through a combination of cash generated from operations, trade credit from vendors, bank borrowings and the net proceeds from its initial public offering. As a result of the Company's rapid growth in recent years, its capital requirements have increased substantially. Future growth, if any, will require additional capital, particularly to support increased working capital needs, staffing requirements, promotional expenses, and manufacturing facilities and equipment requirements.

Cash used in operating activities of $462,000 in the 1998 first fiscal quarter was primarily attributable to increases in inventory and accounts receivable as a result of higher sales, partially offset by increases in earnings and accounts payable. Cash used in operating activities of $3.9 million in fiscal year 1997, was primarily attributable to increases in inventory and accounts receivable as a result of higher sales, partially offset by increases in net income and accounts payable. At October 31, 1997, the Company's working capital was $31.4 million, compared to $35.8 million at January 31, 1998. Cash and cash equivalents was $3.9 million and $3.4 million at October 31, 1997 and January 31, 1998, respectively.

The Company invested $9.6 million in capital equipment in fiscal 1997, and an additional $442,000 during the 1998 first fiscal quarter. The Company's investment in equipment is primarily attributable to manufacturing equipment additions and upgrades of existing equipment to support the increased demand for and complexity of the Company's products. During the 1998 first fiscal quarter, the Company completed a move to a new 137,000 square foot manufacturing facility in Juarez, Mexico, immediately adjacent to its previous facility. The Company has retained one-half of its previous facility for expansion, with an option to occupy, vacate or sublease the remaining half. During the 1997 fourth fiscal quarter, the Company installed two new high-speed surface-mount technology ("SMT") assembly lines at its new facility, at a total cost of approximately $6.3 million. This equipment was financed by two separate operating leases. During the 1996 fourth fiscal quarter, the Company installed four SMT assembly lines, at an approximate total cost of $4.2 million. This equipment was also financed through operating lease financing arrangements. The Company's aggregate obligations under all such equipment lease financing arrangements totaled approximately $9.5 million at October 31, 1997 and approximately $9.1 million at January 31, 1998. The Company expects that additional capital expenditures for similar types of equipment may be necessary to support additional future customer demand and production requirements, although there can be no assurance in this regard.

The Company has a $40.0 million Revolving Credit Facility, as well as a $3.0 million term loan (the "Mezzanine Facility"). As of January 31, 1998, the Company had $23.0 million and $2.9 million outstanding under the Revolving Credit Facility and the Mezzanine Facility, respectively. The principal amount outstanding under the Revolving Credit Facility bears interest at LIBOR plus 175 basis points (7.367% at January 31, 1998). The principal amount outstanding under the Mezzanine Facility bears interest at LIBOR plus 250 basis points (8.126% at January 31, 1998) and is payable in 60 monthly installments of principal and interest, which began on November 1, 1997. Availability under the Revolving Credit Facility is calculated using formulas based on eligible accounts receivable as defined by the Revolving Credit Facility Agreement. The indebtedness under the Revolving Credit Facility matures on November 21, 1999 and the indebtedness under the Mezzanine Facility matures on November 1, 2002.

In December 1997, the Company entered into a five year agreement to construct and lease a new corporate headquarters in Richardson, Texas. Construction on the 210,000 square foot facility began in December 1997, and the total cost is estimated to be approximately $22.8 million (including land). The lessor has agreed to fund the cost of the land and construction of the building (subject to reductions based on certain conditions in the lease agreement). The Company plans to occupy the facility during the 1999 first fiscal quarter with rental payments commencing upon occupancy. The Company estimates that its monthly rent for this facility will be approximately $225,000 for the four year period following completion of the facility. This amount is in excess of the current facilities expense, as local rent rates have increased and the Company is increasing the square footage of its corporate headquarters. The lease agreement also provides that the amount of lease payments are subject to adjustment based upon prevailing interest rates. As a consequence, an increase in prevailing interest rates will increase the Company's facilities expense. The Company is currently exploring strategies to hedge this interest rate exposure. The Company is also seeking opportunities to sublease that portion of its new headquarters facility which the Company does not expect to utilize immediately following its occupancy of the new facility. The monthly rent currently paid for the Company's headquarters facility will be eliminated with the move to the new facility. At the end of the lease for the new facility, the Company may elect to either renew the lease, pay off the underlying debt on the facility or cause the building to be sold. In the event of a sale, the proceeds will be used to retire the underlying debt with any excess to be paid to the Company. The Company is responsible for any outstanding balance due on the underlying obligation after the sale of the facility. See "Risk Factors - Headquarters Relocation."

From time to time, the Company evaluates acquisitions of businesses, products or technologies that complement the Company's business. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of securities which may result in further dilution to the Company's shareholders. See "Risk Factors - Potential Future Acquisitions."

The Company believes that the anticipated net proceeds from the sale of the Common Stock offered by the Company in a public offering that the Company is currently carrying-out, together with existing capital resources and anticipated funds from operations, will satisfy the Company's anticipated capital requirements for at least the next twelve months. After such period, depending on its financial condition and results of operations, the Company may require additional equity or debt financing to meet its capital requirements, although to the extent the Company does not complete its currently contemplated public offering, the Company may require external financing sooner than anticipated. There can be no assurance that additional financing will be available when required, or, if available, that such financing can be obtained on terms satisfactory to the Company.

PART II OTHER INFORMATION

ITEM 5.  OTHER INFORMATION - RISK FACTORS

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

POTENTIAL FOR FLUCTUATING OPERATING RESULTS; SEASONALITY

The Company's results of operations have fluctuated significantly in the past and are expected to continue to fluctuate in the future as a result of a number of factors, many of which are beyond the Company's control. These factors include, but are not limited to: the timely introduction by the Company of new or enhanced products and the market acceptance of these products; the Company's ability to introduce and market products in accordance with its OEM customers' design requirements and design cycles; changes in demand for functionality of the Company's products and the products of its OEM customers; the gain or loss of significant OEM customers; the volume and timing of significant customer orders received during the period; the availability, pricing and timeliness of component delivery for the Company's products; increased competition from existing competitors and new entrants to the market; the timing of new product announcements or product introductions by the Company's competitors; product obsolescence, management of product transitions and unanticipated delays or problems in the introduction or production of products by the Company or its OEM customers; product reviews and other media coverage; anticipated and unanticipated decreases in average selling prices of the Company's products; changes in the mix of products sold by its OEM and other customers; changes in the pricing policies of the Company, its suppliers and customers; management of inventory by the Company and its customers; changes in the Company's sales channel mix or in the sourcing strategies of its OEM customers; and product returns or price protection charges by customers. Because a significant portion of the Company's business has been and is expected to continue to be derived from orders placed by a limited number of larger OEM customers, any gain or loss or variations in the timing of such orders can cause significant fluctuations in the Customer's operating results. Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or canceled for a number of reasons, including changes in specific customer requirements. The volume and timing of orders received during a quarter are difficult to forecast. Customers generally order on an as-needed basis. Consequently, the Company operates with a relatively small backlog. Moreover, as is common in the PC industry, a disproportionate percentage of the Company's net sales in any quarter have historically been, and are expected in the future to be, generated in the last month of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until near the end of the quarter.

The Company's gross profit margins are affected by a number of factors, including sales channel mix, product mix, pricing pressures, the availability and cost of components from the Company's suppliers, level of absorption of fixed manufacturing costs, product cycles and general economic conditions. Moreover, the Company operates its own manufacturing facility. As a result, the Company incurs relatively high fixed overhead and labor costs compared with those of its competitors that outsource their manufacturing requirements. Any failure to generate the level of product revenues needed to absorb such fixed overhead and labor costs will have a material adverse effect on the Company's business, financial condition and results of operations.

In addition, the Company has experienced in the past and may experience in the future excess demand for its products from its OEM customers and has elected in the past and may elect in the future to pay its employees overtime and purchase components on the spot market at prices higher than would have been available if the Company had purchased such components in advance in order to meet its production requirements. Such activities have resulted in the past and may result in the future in lower gross margins for the additional products being manufactured. The Company's markets are characterized by intense competition and its products typically have a limited life cycle (usually six to nine months) and declining average unit selling prices over time. Accordingly, the Company's margins may decline from current levels with respect to its existing product lines. In addition, the Company's margins may be materially adversely affected by shortages in the availability of key components for the Company's products, as well as by fluctations in the value of certain foreign currencies.

The Company's expenditures for research and development, selling and marketing, and general and administrative functions are based in part on future revenue projections. The Company may be unable to adjust spending in a timely manner in response to any unanticipated declines in revenues. Any failure to adjust spending in a timely manner may have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's quarterly results are also subject to seasonal fluctuations, with generally weaker fiscal third quarter results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Selected Quarterly Operating Results and Seasonality."

As a result of the factors listed above and other factors, the Company believes that period-to-period comparisons of its operating results must not be relied upon as an indication of future performance. In particular, the Company has recently experienced consistent growth in its annual unit sales volumes and annual revenues and has reported nine consecutive quarters of record net income. There can be no assurance that the Company's recent growth in unit sales volumes, revenues or net income will be sustainable or will not decline. It is likely that in some future period of the Company's operating results or business outlook will be below the expectations of securities analysts or investors, which would likely result in a significant reduction in the market price for the Company's Common Stock.

DEPENDENCE ON SUPPLIERS

The Company has in the past obtained and expects in the future to obtain several of the components used in its products from single or limited sources and, in the instances in which component manufacturers have not or do not allocate a sufficient supply of components to meet the Company's needs, the Company has obtained in the past and may obtain in the future such components from distributors or on the spot market at a higher cost. The Company has no guaranteed supply arrangements with any of its suppliers, and there can be no assurance that current suppliers will be able to meet the Company's current or future component requirements. From time to time, the Company has relied, and in the future expects to rely, substantially upon a limited number of sole source suppliers for multimedia controller chips, which can, in large part, determine the performance of a multimedia subsystem.

In the event that the Company experiences difficulty obtaining a particular multimedia controller chip, the Company could be forced to pay higher prices for comparable multimedia controller chips, alter product designs to use alternative and potentially inferior components, reduce its production of the related product, or delay product shipment schedules. The Company believes that with respect to its single and limited source components, it generally could obtain similar components from other sources but likely would be required to pay significantly more for such products, alter product designs to use alternative components (which would cause significant delays and could require product recertification from the Company's OEM customers) or reduce its production of the related products; however, no assurance can be given with respect to the availablility of alternative sources for single and limited source components in future products.

The Company has from time to time experienced difficulty meeting certain product shipment dates to customers as a result of various causes, including component delivery delays, component availability shortages, system compatibility difficulties and supplier product quality deficiencies, which in some instances has resulted in impaired margins, reduced production volumes, strained customer relations and loss of business. In addition, software drivers, which are essential to the performance of substantially all of the Company's products, are included with some of these single and limited source components. The Company has from time to time experienced product delivery delays due to the inadequacy or the incompatibility of software drivers provided by component suppliers or developed internally by the Company. The Company expects that component delivery delays, component shortages, system compatibility difficulties, supplier product quality deficiencies and software driver problems will continue to occur in the future, and such delays or problems could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, in an effort to counter actual or perceived component shortages, the Company may overpurchase certain components. Excess inventory resulting from such overpurchases, obsolescence or a decline in the market value of such inventory, could result in inventory write-offs, which would have material adverse effect on the Company's business, financial condition and results of operations.

Significant increases in the prices of components, such as controller chips or memory chips, have occurred from time to time, and the Company has not always been able to increase its products' prices accordingly. Worldwide shortages of controller chips or memory chips and international tariff disputes have resulted from time to time in substantial component cost increases that have had a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such price increases will not take place in the future, or that such price increases will not have a material adverse effect on the Company's business, financial condition and results of operations.

The Company relies upon its suppliers to continue to develop, introduce and manufacture controller chips, memory chips and other components in sufficient volumes to satisfy the Company's requirements. These components must compare favorably in terms of functionality, performance and price with competitive offerings from other manufacturers, including competitors of the Company that have internally developed computer chips or manufacturing expertise. Any failure by the Company to continue to obtain components from its suppliers that are competitive in terms of functionality, performance and price with the components that are available to its competitors would have a material adverse effect on the Company's business, financial condition and results of operations.

CUSTOMER CONCENTRATION; DEPENDENCE ON PC MARKET

The Company's three largest OEM customers accounted for approximately 76% of net sales during the 1998 first fiscal quarter, with Gateway 2000, Inc. ("Gateway 2000"), Dell Computer Corporation ("Dell") and Compaq Computer Corporation ("Compaq") accounting for approximately 40%, 32% and 4%, respectively, of the Company's net sales for such period. The Company's three largest OEM customers accounted for approximately 66% of net sales in fiscal year 1997, with Gateway 2000, Dell and Compaq accounting for approximately 35%, 20% and 11%, respectively, of the Company's net sales for such period. Historically, Gateway 2000 has been the Company's largest customer, while Dell and Compaq have become more significant customers in recent periods. The Company's other significant customers have changed from period to period.

The Company has no long-term commitments or contracts with any of its customers. Any reduction of business from Gateway 2000, Dell or Compaq or the loss of Gateway 2000, Dell or Compaq as a major customer would have a material adverse effect on the Company's business, financial condition and results of operations. Due to their purchasing power, the Company's OEM customers are able to exert significant pressure on the prices of the Company's products, which could impair the Company's gross profit margins and have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company believes that its future prospects will largely depend from time to time upon the success of a limited number of key component suppliers (currently, its graphics controller chip suppliers) and a few major OEM customers (currently, Gateway 2000, Dell and Compaq).
Because a limited number of major OEMs currently ship the majority of the PCs products, the number of potential customers that the Company can target is currently limited. There can be no assurance that the Company will be successful in maintaining its existing relationships with its major OEM customers or in securing additional major OEM customers and there can be no assurance that the Company will be able to retain or increase the volume or profitability of products currently manufactured by the Company for such customers. Any failure by the Company to retain its existing OEM customers, or establish profitable relationship with additional major OEM customers, or to maintain and increase the volume and profitability of the products manufactured for such customers would have material adverse effect on the Company's business, financial condition and results of operations.

Substantially all of the Company's revenues are currently derived from products sold for use in PCs, and the Company expects to continue to derive substantially all of its revenues from the sales of products for use in PCs. The PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and fierce price competition, all of which contribute to short product life cycles and regular reductions of average selling prices over the life of a specific product. Although the PC market has grown substantially in recent years and continued growth is currently forecasted, there can be no assurance that such growth will continue. A reduction in sales of PCs, or a reduction in the growth rate of such sales, would likely reduce demand for the Company's products. Moreover, such changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecasted product transitions. In such cases, PC manufacturers may abruptly suspend substantially all purchases of additional products from suppliers such as the Company until the excess inventory has been absorbed. Any reduction in demand for PCs generally, or for particular products that incorporate the Company's multimedia subsystem or specialized technology products, would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON MULTIMEDIA ACCELERATION SUBSYSTEM MARKET;  MIGRATION TO
MOTHERBOARDS

A substantial majority of the Company's net sales are derived from the sale of multimedia accelerator subsystems. According to Jon Peddie Associates, an independent industry research firm, approximately 69% of all graphics controller chips manufactured in the twelve month period ended September 30, 1997 were incorporated onto multimedia accelerator subsystems, and approximately 31% were incorporated onto motherboards. Generally, multimedia accelerator subsystems are used in higher-end PCs offering the latest technology and performance features. However, as a given functionality becomes technologically stable and widely accepted by PC users, it typically migrates to the PC motherboard. The Company expects this trend to continue with respect to the functionality provided by many of its current products, notably, in the near term, with respect to its low-end multimedia accelerator subsystems. In this regard, the MMX instruction set from Intel Corporation ("Intel") and the expanded capabilities provided by the Direct X Applications Programming Interfaces ("APIs") from Microsoft Corporation ("Microsoft") have increased the capability of its operating systems to control display features that have traditionally been performed by multimedia accelerator subsystems. In addition, single chip solutions currently are available that provide 16-bit sound functionality for implementation directly onto PC motherboards.

As a result of this tendency of technology to migrate to the PC motherboard, the Company's prospects are largely dependent on its ability to continue to develop products that incorporate new and rapidly evolving technologies that manufacturers have not yet fully incorporated onto PC motherboards and to develop PC motherboard products that incorporate multimedia accelerator subsystems and other features demanded by the PC motherboard market. In response to this trend of migration, the Company is now actively seeking orders from OEMs for PC motherboards that incorporate STB's graphics circuitry, but there can be no assurance that the Company will secure any such orders or that, if it secures any such orders, it could produce such PC motherboards in profitable quantities, if at all. The Company has no prior experience designing, developing or marketing PC motherboards, and there can be no assurance that the Company will be successful in developing this business.

While the Company believes that a market will continue to exist in the near term for add-in subsystems that provide advanced functionalities and offer flexible systems configuration, there can be no assurance that the incorporation of multimedia functions onto PC motherboards will not have a material adverse effect on the market for the Company's add-in subsystems. In addition, OEMs may choose to develop multimedia accelerator subsystems internally rather than purchase such products from external suppliers. An increase in the number or percentage of PCs that incorporate graphics circuitry on the motherboard at the expense of add-in multimedia accelerator subsystems, an increase in the number or percentage of multimedia accelerator subsystems manufactured internally by OEMs, or a decrease in PC sales volumes could effectively shrink the market for the Company's current products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED PRODUCT LIFE CYCLE; RAPID TECHNOLOGICAL CHANGE; MANAGEMENT OF PRODUCT TRANSITIONS

The market for the Company's products is characterized by short product life cycles, evolving industry standards and frequent introductions of new products. The Company's major OEM customers typically introduce new system configurations as often as twice a year, and the life cycles of the Company's multimedia accelerators subsystems typically range from six to nine months. The Company's failure to successfully introduce new products within a given product cycle could have a material adverse affect on the Company's business, financial condition and results of operations for that cycle and possibly for subsequent cycles. Any such failure could also impair the Company's brand name, reputation and relationships with its OEM customers and have a longer term material adverse effect on the Company's business, financial condition and results of operations. The Company's submits most of its products for compatibility and performance testing to the Microsoft Windows Hardware Quality Lab ("WHQL"). WHQL certification typically requires up to several weeks to complete and entitles the Company to claim that a particular product is "Designed for Microsoft Windows". The Company's OEM customers typically require the Company's product to be Designed for Microsoft Windows prior to making volume purchases. There can be no assurance that the Company will receive WHQL certification for any particular future product in a timely fashion, and any failure to receive WHQL certification could have a material adverse effect on the Company's business, financial condition and results of operations.

The PC industry in general, and the market for the Company's multimedia subsystem products in particular, is characterized by rapidly changing technologies, evolving industry standards, rapid changes in customer requirements and fierce price competition. The Company's prospects depend upon market acceptance of its existing products, its ability to enhance its existing products, and its ability to continually develop and introduce new products and features to meet changing customer requirements. Each new product cycle presents new opportunities for current or prospective competitors of the Company to gain market share. The Company's competitors include manufacturers of products that directly compete with the Company's products, as well as competitors that can produce products that have a similar functionality to the Company's products.

For instance, Intel has added new functionalities, such as the MMX instruction set, to its controller chips to enhance the power of the central processing unit (the "CPU") to manage the display features of a PC. Similarly, Microsoft is introducing new versions of its operating systems with features, such as the Direct 3D API, that increase the capability of its operating systems to control a PC's display features. Moreover, Intel's recently completed acquisition of Chips and Technologies, Inc. as well as Intel's introduction of the i740 graphics controller chip could accelerate migration of graphics functionality to the motherboard or onto the CPU. The introduction of products embodying new technologies and the emergence of new industry standards and practices can significantly impair the average selling prices of the Company's multimedia subsystem and other products, or render such products unmarketable or obsolete. In the event that the Company's products are unable to support or interface with these new products, standards and technologies in a timely manner, demand for the Company's products could be reduced significantly, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Because of the short product life cycles and the long lead times for many components used in the Company's products, the Company may not be able to quickly reduce its production or inventory levels in response to unexpected shortfalls in sales or, conversely, to increase production in response to unexpected demand. There can be no assurance of the continued acceptance of the Company's existing products or that the Company will be successful in enhancing its existing products or identifying, developing, manufacturing or marketing new products. Delays in developing new products or product enhancements or the failure of such products or product enhancements to gain market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

Sales of individual products and product lines are typically characterized by declines in unit volumes, pricing and margins toward the end of the product's life cycle, the precise timing of which may be difficult to predict. As new products are planned and introduced, the Company attempts to monitor closely the inventory of older products (and older components) and to phase out their manufacture in a controlled manner. Nevertheless, the Company has experienced from time to time in the past, and expects to experience from time to time in the future, unexpected reductions in sales of older products as customers anticipate new products. These reductions have in the past and may in the future give rise to additional charges for obsolete or excess inventory, returns of older products by retailers or commercial distributors or substantial price protection claims. The Company's failure to successfully manage product transitions could have a material adverse effect on its business, financial condition and results of operations.

COMPETITION

The market for the Company's products is intensely competitive and the Company expects competition to increase. The Company competes with independent manufacturers of brand name multimedia subsystem products, as well as contract manufacturers and certain OEM manufacturing operations that produce multimedia subsystem products. The Company's major competitors in the multimedia subsystems market include Diamond Multimedia Systems, Inc., ATI Technologies, Inc., Matrox Graphics, Inc., ELSA GmbH, AccelGraphics, Inc., Creative Labs, Inc., CEI Inc., Number Nine Visual Technology Corporation, and Hauppauge ComputerWorks, Inc. In the specialized technology product market, the Company's major competitors include Colorgraphic Communications Corporation, Datapath Ltd, and Appian Graphics Corp.

In addition to its major competitors, certain of the Company's suppliers sell graphics controller chips directly to OEMs for use in internally produced multimedia accelerator subsystems, other multimedia subsystems or on motherboards. If one or more of the Company's significant OEM customers were to commence or increase internal production of multimedia accelerator subsystems or other multimedia subsystems, the Company's business, financial condition and results of operations could be materially adversely affected. Furthermore, several major OEMs currently integrate graphics controller chips on the motherboard of their PCs. If one or more of the Company's major OEM customers begin to incorporate graphics controller chips or other controller chips onto motherboards rather than incorporating the Company's products, the Company's business, financial condition and results of operations could be materially adversely affected. See "--Dependence on Multimedia Acceleration Subsystem Market; Migration to Motherboards."

The Company expects Intel to continue to invest heavily in research and development and new manufacturing facilities in order to maintain its position as one of the largest manufacturers of motherboards, and to promote its product offerings through extensive advertising campaigns designed to increase brand loyalty by PC users. Intel may, in the future, develop multimedia subsystems or multimedia-enabled motherboards using its i740 3D graphics processor, or other graphics controllers which could directly compete with products that the Company may develop. In addition, Intel exerts significant influence over the 3D graphics industry due to the widespread acceptance of its microprocessor architecture and its development of new interface architectures such as the Advanced Graphics Port ("AGP") bus. Any significant modifications by Intel to the AGP or future graphics interface architectures could render the Company's products obsolete, incompatible or less competitive.

Any broad-scale introduction of multimedia subsystems or multimedia-enabled motherboards or significant modifications to the graphics interface bus by Intel which the Company is unable to access, and which consequently render the Company's products less competitive or reduces their potential market, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company competes in its markets on the basis of a number of factors, including the price, performance, reliability and compatibility of its products, its ability to reach the market quickly with new products, its ability to meet customer delivery and reliability requirements, the quality of its technical support and its ability to develop and maintain relationships with customers and suppliers. Many of the Company's competitors and potential competitors have greater financial, marketing, manufacturing and technical resources than the Company. In addition, some of the Company's competitors manufacture their own controller chips, which provide these competitors with a significant advantage over the Company when their internally produced controller chips cost less or maintain higher price/performance levels than the controller chips available to the Company from independent suppliers. Furthermore, while the Company believes it is the only supplier of brand name multimedia accelerator subsystems that manufactures its own products, some of the Company's competitors internally manufacture other multimedia subsystems, such as sound cards and PC/TV cards. The rapid pace of change in the industry and in the markets in which the Company competes places a premium on the knowledge and experience of a company's management, engineers and other personnel, and their ability to continuously develop, enhance and transition new products. The Company believes that increasing its hardware and software engineering staff is an important factor to its future competitiveness.

PRODUCT CONCENTRATION

Historically, a substantial majority of the Company's net sales have been derived from sales of multimedia accelerator subsystems and, from time to time, a substantial majority of the Company's net sales in a given fiscal quarter have been derived from the sale of a single or a limited number of multimedia accelerator subsystems. Factors that increase the probability of a single or a limited number of products accounting for a substantial majority of sales during a given fiscal quarter may include one or more of the following factors: the development and timely introduction of new and enhanced products by the Company that meet OEM design requirements and design cycles and achieve wide market acceptance; the selection of key components (such as multimedia controller chips) at the design stage that provide the Company's products with distinct advantages compared with the key components available to its competitors; the availability of key components (such as multimedia controller chips) in sufficient quantities to meet production schedules once the Company commences manufacturing its products; favorable product reviews and other media coverage; the volume and timing of significant customer orders received during the period; and product obsolescence, maturation, or mismanagement of product transitions by the Company's competitors. Because the market for the Company's products is characterized by short product life cycles, evolving industry standards and frequent introductions of new products, the Company's product offerings may change significantly from quarter to quarter. There can be no assurance that a product which was an industry leader and a major source of revenue and gross profit in one fiscal quarter will not be rendered less competitive or obsolete in a subsequent fiscal quarter. Moreover, in any given quarter, one or more of the Company's competitors may introduce an industry dominating product for one or more of the same factors noted above. Accordingly, the Company's future prospects largely depend upon its ability to continuously develop and introduce new products that generate sufficient net sales to replace net sales from existing products as they mature. Any inability to develop and introduce new products that compete favorably in the marketplace and meet customer demand in future fiscal periods will have a material adverse effect on the Company's business, financial condition and results of operations.

SINGLE MANUFACTURING FACILITY

The Company's sole manufacturing facility is located in Juarez, Mexico. The Company recently relocated a portion of its manufacturing operations to an adjacent, larger building, thus expanding the overall facility square footage, and transitioned to new or reconfigured manufacturing equipment. Since the Company is substantially dependent on this single manufacturing facility, any disruption of the Company's manufacturing operations at this facility would have a material adverse effect on the Company's business, financial condition and results of operations. Such disruption could result from various factors, including difficulties in attracting and retaining qualifed manufacturing employees, difficulties associated with the transition to new, reconfigured or upgraded manufacturing equipment, a labor dispute, human error, governmental or political risks or a natural disaster such as an earthquake, tornado, fire or flood. In addition, in comparison to those of its competitors that do not maintain their own manufacturing facilities, the Company incurs higher relative fixed overhead and labor costs as a result of operating its own manufacturing facility. Any failure to generate the level of product revenues needed to absorb these overhead and labor costs would have a material adverse effect on the Company's business, financial condition and results of operations.

MANAGEMENT OF GROWTH

The Company has recently experienced rapid growth and consequently has increased its expenditures in a number of areas and made certain long-term commitments (such as the expansion of production lines at its Juarez manufacturing facility and the forthcoming relocation of its corporate headquarters to a larger facility in Richardson, Texas), a number of which would be difficult to reduce quickly in the event of a reduction in the rate of growth or a decrease in the Company's business.

In the event that the Company experiences further growth, such growth will place additional strain on the Company's management and operations, including its sales, customer support, research and development, and finance and administrative operations and require larger quantities of components, additional personnel and manufacturing equipment and improved operating, financial and adminsitrative controls, any of which could require significant additional capital expenditures. The Company may experience difficulty securing adequate quantities of components or additional manufacturing equipment, attracting or retaining skilled personnel, improving infrastructure and management information systems or overcoming other difficulties associated with growth. In addition, gross profit margins derived from initial orders with new OEM customers are frequently lower than the Company's typical gross profit margins, which could reduce the Company's overall gross profit margin. There can be no asssurance that the Company will be able to manage future changes in the size of its business successfully or that difficulties in doing so will not have a material adverse effect on the Company's business, financial condition and results of operations.

CHANGE IN PRODUCT OR SALES CHANNEL MIX

The Company offers two broad categories of products: multimedia subsystems that are primarily sold to major OEMs and, to a lesser degree, to commercial customers, and specialized technology products that are primarily sold to resellers, the workstation groups of OEMs and corporate customers in certain industries. Sales of multimedia accelerator subsystems to OEMs, which currently account for a substantial majority of the Company's net sales of OEM multimedia subsystems, are characterized by relatively high unit volumes and relatively low gross profit margins. Sales of the Company's multimedia subsystems to the commercial market are characterized by relatively modest volumes and moderate gross profit margins. Sales of the Company's specialized technology products are characterized by relatively low unit volumes and relatively high gross profit margins. The Company's net sales to OEMs, the commercial market and specialized technology customers represented approximately 85%, 9% and 5% of the Company's total net sales in the 1998 first fiscal quarter, and approximately 79%, 12% and 8% of the Company's total net sales in the fiscal year 1997. Shifts in the mix of products sold or in the sales channels into which such products are sold could have a material adverse effect on the Company's business, financial condition and results of operations.

In particular, a decrease in sales of multimedia subsystems to the commercial market or in sales of specialized technology products could result in a disproportionately greater decrease in the Company's gross profit margin because sales of multimedia subsystems in the commercial market and sales of specialized technology products currently have higher gross profit margins than sales of multimedia subsystem products to the Company's OEM customers. On the other hand, any decrease in the volume of multimedia subsystems sold to the Company's OEM customers would significantly reduce total net sales, which would also have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

ENTRY INTO NEW PRODUCT MARKETS

While the Company's business historically has focused primarily on the design, manufacture and sale of multimedia accelerator subsystems, the Company commenced commercial shipments of its DVD decoder subsystems in the 1997 third fiscal quarter and its flat panel display products in the 1998 first fiscal quarter. Further, as a substantial number of PCs incorporate graphics circuitry on the motherboard (particularly in lower cost PCs), the Company is now actively soliciting orders for such motherboards from OEMs and, in the event that the Company secures any orders, the Company plans to undertake the design, manufacture and sales of motherboards incorporating the Company's multimedia accelerator subsystem capabilities. There are numerous risks inherent in the entry into new product markets, including the reallocation of limited management, engineering and capital resources to unproven product ventures, a greater likelihood of encountering technical problems and a greater likelihood that the Company's new products (or the PCs into which they are incorporated) will not gain market acceptance.

In addition, a new product line, like the Company's line of flat panel display products, requires significant investment in long-lead time inventories as well as certain manufacturing equipment. The failure of one or more of such products, or any adverse effect such new products may have upon the Company's reputation in its core multimedia accelerator subsystem business as a result of such failure, could have a material adverse effect on the Company's business, financial condition and results of operations.

PROPRIETARY TECHNOLOGY; INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS

The Company's success depends in part upon its proprietary technology, including, in particular, its software drivers and utilities and its hardware designs. The Company primarily relies upon copyright and trade secret laws and agreements with its suppliers and customers to protect its proprietary technology, and occasionally seeks patent protection on selected inventions. The Company generally also enters into non-disclosure agreements with persons to whom it reveals its proprietary information, such as OEMs that the Company works with, concerning future products. There can be no assurance that the Company's present protective measures will be adequate to prevent misappropriation of its technology or independent third party development of the same or similar technology. Many foreign jurisdictions offer less protection of intellectual property rights than the United States, and there can be no assurance that the protection provided to the Company's proprietary technology by the laws of the United States or foreign jurisdictions will be sufficient to protect the Company's technology.

The Company has in the past and may in the future find it necessary or desirable to procure licenses from third parties relating to current or future products or technologies; however, there can be no assurance that the Company will continue to be able to obtain such licenses or other rights or, if it is able to obtain them, that it will be able to do so on commercially acceptable terms. The Company could be placed at a disadvantage if its competitors obtain licenses with lower royalty fee payments or other terms more favorable than those received by the Company. If the Company or its suppliers or customers were unable to obtain licenses relating to current or future products or technologies, the Company could be forced to market products without certain technological features. The Company's inability to obtain licenses necessary to use certain technology or its inability to obtain such licenses on competitive terms could have a material adverse effect on the Company's business, financial condition and results of operations.

It is common in the PC industry for companies to assert intellectual property infringement claims against other companies. As a consequence, the Company indemnifies some OEM customers in certain respects against intellectual property claims relating to its products. Several OEM customers recently sent the Company notices of potential indemnity claims based upon a notice of infringement of his patent. Subsequently, the patent owner filed patent infringement lawsuits in the U.S. and elsewhere against several of such OEM customers and a number of other major PC systems manufacturers. The Company provides multimedia subsystems to its OEM customers for use in such OEM customers' products that are alleged to infringe on the patent owner's rights. Based upon the Company's preliminary evaluation of the patent, it does not believe the infringement claims are meritorious as to its products sold to its customer. However, pursuant to such indemnity agreements or in the event the Company is directly sued, the Company may be required to dedicate significant management time and expense to defending itself or assisting its OEM customers in their defense of this or other infringement claims, whether meritorious or not, which could have a material adverse effect on the Company's business, financial condition and results of operations. If this or another intellectual property claim were to be brought against the Company, or one or more of its OEM customers, and the Company, or one or more of its OEM customers, were found to be infringing upon the rights of others, the Company could be required to pay infringement damages, pay licensing fees, modify its products so that they are not infringing or discontinue offering products that were found to be infringing, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

If an intellectual property claim were to be brought against one or more of the Company's suppliers and the supplier were found to be infringing upon the rights of others, the supplier could be enjoined from further shipments of its products to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL

The Company's prospects depend largely upon the services of its management, sales, marketing and engineering personnel. While the Company has entered into employment agreements with a number of its officers and key personnel, the loss of the services of one or more of such personnel could have a material adverse effect on the Company's business, financial condition and results of operations. The prospects of the Company also depend on its ability to retain its key management, sales, marketing and engineering personnel and to attract other personnel to satisfy the Company's current and future needs. There is substantial competition for skilled personnel in the PC industry (and, in particular, multimedia hardware and software engineers), and the failure to retain key personnel or to attract additional personnel to satisfy the Company's needs could have a material adverse effect on the Company's business, financial condition and results of operations.

POTENTIAL FUTURE ACQUISITIONS

The Company has in the past pursued, and may in the future pursue, acquisitions of product lines, technologies or businesses. Future acquisitions by the Company may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to goodwill and other intangible assets, each of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products acquired, the diversion of management's attention from other business concerns, the risks of entering markets in which the Company has limited or no prior experience, and the potential loss of key employees. There are currently no negotiations, commitments or agreements with respect to any acquisition. In the event that an acquisition does occur, such acquisition may have a material adverse effect on the Company's business, financial condition and results of operations.

INTERNATIONAL OPERATIONS

Substantially all of the Company's manufacturing operations are carried out in Juarez, Mexico. The Company's export sales (which primarily consist of European sales) were approximately 26% and 27% of net sales in the 1998 first fiscal quarter and fiscal year 1997, respectively. The Company is subject to the general risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in currency exchange rates, delays resulting from difficulty in obtaining export licenses for certain technology, state imposed restrictions on the repatriation of funds, tarriffs and other barriers and the restrictions and burdens of complying with a variety of foreign laws. In addition, the Company is subject to general geopolitical risks, such as political instability and changes in diplomatic and trade relationships, in connection with its international operations. Although to date the Company has not experienced any material adverse effects on its business, financial condition or results of operations as a result of such factors, there can be no assurance that such factors will not have such effects in the future, or require the Company to modify its business practices. The Company currently sells its products at prices denominated in U.S. dollars, and an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and potentially less competitive in foreign markets. The Company expects to sell a portion of its products in the future at prices denominated in other currencies and will therefore increase its currency exposure risk. In addition, a substantial portion of the Company's manufacturing labor costs are paid in Mexican pesos. Any decrease in the value of the U.S. dollar relative to the Mexican peso would increase the Company's manufacturing costs, which could have a material effect on the Company's business, financial condition and results of operations.

PRICE PROTECTION AND STOCK ROTATION RISKS

As is common practice in its industry, the Company's arrangements with its commercial customers generally allow such customers, in the event of a price decrease, credit equal to the difference between the price originally paid and the new decreased price on units in the customers' inventories on the date of the price decrease. In addition, commercial customers generally have the right to return slow-moving or excess inventory for product credit equal to an agreed upon percentage of shipments within specified time periods. While the Company establishes reserves to cover these practices, there can be no assurance that these reserves will be sufficient or that any future price protection claims or returns will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

ENVIRONMENTAL REGULATIONS

The Company is subject to a variety of local, state, federal and foreign governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes or cessation of operations and have a material effect on the Company's business, financial condition and results of operations.

POTENTIAL LIABILITY CLAIMS

The Company's purchase agreements with its major OEM customers typically contain provisions that require the Company to indemnify the OEM customer and any end-users for potential product liability claims. Although the Company has not experienced product liability claims to date, there can be no assurance that the Company will not become subject to such claims in the future. A successful product liability claim against the Company could have a material adverse effect on its business, financial condition and results of operations.

HEADQUARTERS RELOCATION

The Company recently commenced construction of a new 210,000 square foot headquarters facility near its current location in Richardson, Texas and it is anticipated that this facility will be completed by December 1998. In connection with the transition to its new headquarter, the Company may experience interruptions in certain aspects of its operations, including but not limited to, those relating to its various engineering, sales and administrative functions. There can be no assurance that any such interruptions, or other consequences arising out of the Company's transition to its new headquarters, will not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, pursuant to the terms of its new headquarters lease, the Company will incur additional occupancy expense. The amount of this additional occupancy expense will be dependent on prevailing interest rates. Moreover, the Company will bear the economic risk upon the sale of such facility. If this facility is sold for less than the amount of the underlying debt on the facility then oustanding, the Company would be required to cover any shortfall, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

YEAR 2000 COMPLIANCE

The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administration functions, and also includes software programs in its products. To the extent that these software applications contain code that is unable to appropriately interpret the upcoming calendar year 2000, some level of modification or possible replacement of such source code or applications will be necessary. The Company is still analyzing its software applications and, to the extent they are not fully year 2000 compliant, the costs necessary to update software or potential systems interruptions may have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that the Company's customers and suppliers are or will be year 2000 compliant. The failure of the Company's customers and suppliers to achieve year 2000 compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

NO INTENTION TO PAY DIVIDENDS

Since the Company's initial public offering in February 1995, it has not declared or paid any cash dividends on its Common Stock or other securities, and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain any earnings for use in its business. The decision to pay dividends in the future will be at the discretion of the Board of Directors and will depend, among other things, upon future earnings, operations, capital requirements, restrictions in financing agreements, the general financial condition of the Company and general business conditions. The Company's existing revolving credit facility prohibits the Company from paying cash dividends.

NEED FOR ADDITIONAL CAPITAL

The Company requires substantial working capital to fund its business, particularly to finance its inventory and accounts receivable and for capital expenditures. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, if any; the Company's financial condition; any need to expand the Company's manufacturing capacity; the timing and extent of spending to support research and development programs; the expansion of selling and marketing and administrative activities; the timing of new product introductions and product enhancements; and the level of market acceptance of the Company's products. The Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all. If the Company is unable to obtain such additional capital, the Company may be required to reduce the scope of its planned product development, manufacturing expansion or selling and marketing activities, which would have a material adverse effect on the Company's business, financial condition and results of operations. In the event that the Company does raise additional equity financing, the Company's existing shareholders could experience substantial dilution. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ANTI-TAKEOVER MEASURES

The Company is a Texas corporation and is therefore subject to the provisions of the Texas Business Corporation Act, including the terms of the Texas Business Combination Law ("TBCL") that became effective on September 1, 1997. In general, the OBCL prohibits a Texas "issuing public corporation" (such as the Company) from engaging in a "business combination" with any shareholder who is a beneficial owner of 20% or more of the corporation's outstanding stock for a period of three years after such shareholder's acquisition of a 20% ownership interest, unless: (i) the board of directors of the corporation approves the transaction or the shareholder's acquisition of shares prior to the acquisition or (ii) two-thirds of the unaffiliated shareholders of the corporation approve the transaction at a shareholders' meeting. The TBCL may have the effect of inhibiting a non-negotiated merger or other business combination involving the Company. The Company is subject to the terms of the TBCL, unless its shareholders or directors take action electing not to be governed by its terms (which action is not currently contemplated). The Company is also a party to certain agreements that could be deemed to have an anti-takeover effect.

The Company's Board of Directors has the authority to issue up to 2,000,000 shares of preferred stock in one or more series and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the Company's shareholders. The rights of the holders of Common Stock of the Company are subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock which may be issued in the future. While the Company has no present intention to issue shares of preferred stock, such issuance, while providing desirable flexibility in connection with possible acquistions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, such preferred stock may have other rights, including economic rights senior to the Common Stock, and as a result the issuance thereof could have a material adverse effect on the market value of such Common Stock.

STOCK PRICE VOLATILITY

The trading price of the Company's Common Stock has in the past and may in the future be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company's operating results; announcements of technological innovations by the Company or its competitors; new products, contracts or OEM design wins by the Company or its competitors; developments with respect to patents, copyrights or proprietary rights; changes in recommendations or financial estimates by securities analysts; conditions and trends in the PC and technology industries; adoption of new accounting standards affecting the Company's industry; general market conditions and other factors. Further, the stock market has experienced in recent months and may continue in the future to experience extreme price and volume fluctuations that particularly affect the market prices or equity securities of high technology companies and that often are unrelated or disproportionate to the operating performance of such companies. The trading prices of many high technology companies' stocks have recently been at or near historical highs and reflect price to earnings ratios that are substantially above historical levels. There can be no assurance that these trading prices and price to earnings ratios will be sustained. These broad market fluctuations, as well as general economic, policitcal and market conditions, may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has often been instituted against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and would at a minimum divert management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities.

SHARES ELIGIBLE FOR FUTURE SALE

The executive officers and directors and the Founding Shareholders of the Company, who beneficially own a substantial portion of the outstnading shares of Common Stock, are free to sell the shares beneficially owned by them, subject to compliance with the Securities Act of 1933, as amended (the "Securities Act"), including Rule 144 promulgated thereunder, and the terms of a Right of First Refusal Agreement, to which certain of such shares are subject. A large portion of the shares held by such beneficial owners may be sold into the public market effectively free of significant restrictions. No prediction can be made as to the effect, if any, that market sales of the above shares or the availability of such shares for future sales will have on the market price of shares of Common Stock prevailing from time to time. Future sales of substantial amounts of Common Stock by existing shareholders could adversely affect the prevailing market price of the Common Stock and the Company's ability to raise additional capital.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits

Exhibit Number
--------------

10.11 Indemnification Agreement by and between Dennis G. Sabo and the Company (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-3, Registration No. 333-4684)

10.12 Indemnification Agreement by and between Bryan F. Keyes and the Company (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-3, Registration No. 333-4684)

10.35 First Amendment to Credit Agreement dated as of January 30, 1998 by and among the Company, Bank One, Texas, N.A. and the Original Lenders as therein defined (incorporated by reference to Exhibit 10.35 of the Company's Registration Statement on Form S-3, Registration No. 333-4684)

10.36 Lease Schedule No. 1000063250 dated as of October 31, 1997 to Master Lease Agreement dated October 30, 1996 between Banc One Leasing Corporation and the Company (incorporated by reference to Exhibit 10.36 of the Company's Registration Statement on Form S-3, Registration No. 333-4684)

10.37 Lease Schedule No. 1000063259 dated as of October 31, 1997 to Master Lease Agreement dated October 30, 1996 between Banc One Leasing Corporation and the Company (incorporated by reference to Exhibit 10.37 of the Company's Registration Statement on Form S-3, Registration No. 333-4684)

10.38 Lease Schedule No. 1000063905 dated as of December 15, 1997 to Master Lease Agreement dated October 30, 1996 between Banc One Leasing Corporation and the Company (incorporated by reference to Exhibit 10.38 of the Company's Registration Statement on Form S-3, Registration No. 333-4684)

10.39 Master Lease Amendment dated as of October 31, 1997 to Master Lease Agreement dated October 30, 1996 between Banc One Leasing Corporation and the Company (incorporated by reference to Exhibit 10.39 of the Company's Registration Statement on Form S-3, Registration No. 333-4684)

10.40 Selling Shareholder Agreement between the Company and each of Messrs. Ogle, Balthaser and Sims (incorporated by reference to Exhibit 10.40 of the Company's Registration Statement on Form S-3, Registration No. 333-4684)

27.1   Financial Data Schedule

(b)    Current Reports on Form 8-K

       There were no reports filed on Form 8-K during the quarterly period ended January 31, 1998.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              STB SYSTEMS, INC.


Dated: March 17, 1998         By: /s/ William E. Ogle
                                  ------------------------------------------
                              President and Chief Executive Officer


Dated: March 17, 1998         By: /s/ Bryan F. Keyes
                                  ------------------------------------------
                              Bryan F. Keyes, Vice President of Administration
                              and General Counsel