Form 10-Q
period 1998-04-30
STB SYSTEMS INC
filed 1998-06-15
CIK 934596

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

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

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

                               (972) 234-8750
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                             Number of Shares Outstanding as of
   Title of each class:                       June 15, 1998:
   Common Stock, $.01 par value                         13,291,017

-------------------------------------------------------------------------------

                               STB SYSTEMS, INC.
                                    INDEX

                                                                         PAGE
PART I         FINANCIAL INFORMATION                                    NUMBER

Item 1         Consolidated Financial Statements:

               Consolidated Balance Sheets at April 30, 1998
                (Unaudited) and October 31, 1997                           2

               Consolidated Statements of Operations for the
               three months ended April 30, 1998 and 1997 (Unaudited)      3

               Consolidated Statements of Operations for the
               six months ended April 30, 1998 and 1997 (Unaudited)        4

               Consolidated Statements of Cash Flows for the
               six months ended April 30, 1998 and 1997 (Unaudited)        5

               Notes to Consolidated Financial Statements              6 - 7

Item 2         Management's Discussion and Analysis of
               Financial Condition and Results of Operations          8 - 15


PART II   OTHER INFORMATION


Items 1 through 4  have been omitted since the registrant has no reportable events in relation to these items.

Item 5         Other Information - Risk Factors                       15 -28

Item 6         Exhibits and Reports on Form 8-K                           29

Signatures                                                                30

PART I  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                     STB SYSTEMS, INC. and SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------
               (Dollars in thousands except per share data)

                                                          April 30,    October 31,
                                                            1998          1997
                                                        --------------------------
                                                        (Unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents                               $  33,611      $   3,869
 Accounts receivable - trade, net of allowance
   for doubtful accounts of $580 and $465                   46,829         47,208
 Inventories, net                                           48,487         41,295
 Other current assets                                        3,222          1,970
                                                        --------------------------
     Total current assets                                  132,149         94,342

Property and equipment, net                                 10,638         12,348
Other assets                                                 1,848          2,864
                                                        --------------------------
     Total assets                                        $ 144,635      $ 109,554
                                                        --------------------------
                                                        --------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Short-term debt                                         $   5,000      $  21,520
 Accounts payable - trade                                   25,485         36,801
 Accrued wages, commissions and bonuses                      1,102          1,466
 Other accrued liabilities                                   1,826          2,027
 Current portion of long-term liabilities                      586          1,167
                                                        --------------------------
     Total current liabilities                              33,999         62,981
                                                        --------------------------

Long-term Liabilities:
 Long-term notes payable                                         -            500
 Obligations under capital leases and other
  Long-term liabilities                                      2,395          2,611
                                                        --------------------------
     Total long-term liabilities                             2,395          3,111
                                                        --------------------------

Shareholders' Equity:
 Preferred stock, 2,000,000 shares authorized,
  None issued or outstanding                                     -              -
 Common stock, $.01 par value, 25,000,000 shares
  authorized, 13,288,405 and 10,452,473 shares issued,
  respectively                                                 133            105
 Additional paid-in capital                                 83,494         25,357
 Retained earnings                                          24,859         18,245
                                                        --------------------------
                                                           108,486         43,707
 Treasury stock, 35 shares, at cost                           (245)          (245)
                                                        --------------------------
 Total shareholders' equity                                108,241         43,462
                                                        --------------------------
     Total liabilities and shareholders' equity          $ 144,635      $ 109,554
                                                        --------------------------
                                                        --------------------------

                The accompanying notes are an integral part of
                  these consolidated financial statements

                     STB SYSTEMS, INC. and SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
---------------------------------------------------------------------------
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                         Three months ended
                                                              April 30,
                                                         1998          1997
                                                     -------------------------
Net sales                                            $   73,795     $   48,700
Cost of sales                                            59,933         36,922
                                                     -------------------------
Gross profit                                             13,862         11,778
                                                     -------------------------

Operating expenses:
  Research and development                                2,559          1,556
  Sales and marketing                                     4,192          3,637
  General and administrative                              2,613          2,408
                                                     -------------------------
Total operating expenses                                  9,364          7,601
                                                     -------------------------

Income from operations                                    4,498          4,177
Interest expense, net                                       246            383
                                                     -------------------------

Income before income taxes                                4,252          3,794
Provision for income taxes                                1,443          1,376
                                                     -------------------------
Net income                                           $    2,809     $    2,418
                                                     -------------------------
                                                     -------------------------

Net income per share:
  Basic                                              $     0.24     $     0.24
                                                     -------------------------
                                                     -------------------------
  Diluted                                            $     0.22     $     0.22
                                                     -------------------------
                                                     -------------------------

Weighted average shares outstanding:
  Basic                                              11,804,905     10,249,345
                                                     -------------------------
                                                     -------------------------
  Diluted                                            12,824,517     11,051,405
                                                     -------------------------
                                                     -------------------------


               The accompanying notes are an integral part of
                  these consolidated financial statements.

                             STB SYSTEMS, INC. and SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)
--------------------------------------------------------------------------------
                       (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                           Six months ended
                                                              April 30,
                                                         1998           1997
                                                    ---------------------------
Net sales                                           $   152,552     $    96,792
Cost of sales                                           122,475          74,381
                                                    ---------------------------
Gross profit                                             30,077          22,411
                                                    ---------------------------
Operating expenses:
  Research and development                                4,898           2,794
  Sales and marketing                                     8,615           6,923
  General and administrative                              5,847           4,791
                                                    ---------------------------
Total operating expenses                                 19,360          14,508
                                                    ---------------------------
Income from operations                                   10,717           7,903
Interest expense, net                                       764             759
                                                    ---------------------------
Income before income taxes                                9,953           7,144
Provision for income taxes                                3,339           2,474
                                                    ---------------------------
Net income                                          $     6,614     $     4,670
                                                    ---------------------------
                                                    ---------------------------
Net income per share:
   Basic                                            $      0.59     $      0.46
                                                    ---------------------------
                                                    ---------------------------
   Diluted                                          $      0.55     $      0.43
                                                    ---------------------------
                                                    ---------------------------
Weighted average shares outstanding:
   Basic                                             11,122,210      10,203,192
                                                    ---------------------------
                                                    ---------------------------
   Diluted                                           12,095,445      10,890,259
                                                    ---------------------------
                                                    ---------------------------

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                       STB SYSTEMS, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (DOLLARS IN THOUSANDS)

                                                           Six months ended
                                                               April 30,
                                                          1998           1997
                                                       -------------------------
Cash flows from operating activities:
 Net income                                            $    6,614     $    4,670
 Adjustments to reconcile net income to net cash
 from operating activities:
   Depreciation and amortization                            1,378            940
   Changes in assets and liabilities:
     Accounts receivable - trade                              379         (8,476)
     Inventories                                           (7,192)         2,329
     Other current assets                                  (1,252)          (330)
     Other assets                                           1,016         (1,558)
     Accounts payable - trade                             (11,318)        (3,501)
     Accrued wages, commissions, and bonuses                 (364)          (109)
     Other accrued liabilities                               (201)           194
                                                       -------------------------
     Net cash used in operating activities                (10,940)        (5,842)
                                                       -------------------------
Cash flows from investing activities -
Sales (purchase) of property and equipment                    332         (2,800)

Cash flows from financing activities:
 Borrowings (payments) on short-term debt                 (16,520)         6,695
 Payments on long-term debt                                (1,297)          (365)
 Issuance of common stock, net of issue costs              58,167          1,140
                                                       -------------------------
    Net cash provided by financing activities              40,350          7,800
                                                       -------------------------
Net increase (decrease) in cash and cash equivalents       29,742           (841)
Cash and cash equivalents at beginning of period            3,869          3,420
                                                       -------------------------
Cash and cash equivalents at end of period             $   33,611     $    2,579
                                                       -------------------------
                                                       -------------------------

                  The accompanying notes are an integral part of
                     these consolidated financial statements

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

The accompanying financial statements include the consolidated accounts of STB Systems, Inc., STB Assembly, Inc. and Symmetric Simulation Systems, Inc., (collectively referred to as the "Company"). STB Assembly, Inc. has two majority-owned subsidiaries, STB de Mexico S.A. de C.V. ("STB de Mexico") and Maquilados Continentales de Ciudad Juarez, S.A. de C.V. ("MCC"). STB de Mexico is a Mexican corporation operated as a maquiladora that performs assembly services for STB Systems, Inc. MCC entered into an agreement in January 1990 to provide subcontract manufacturing services for STB Systems, Inc. As of December 1992, MCC became an inactive entity. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interests in the subsidiaries are insignificant for financial reporting purposes.

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

NOTE 2 - INVENTORIES

Inventories at April 30, 1998 and October 31, 1997 consist of the following (in thousands):

                              January 31, 1998     October 31, 1997
                              ----------------     ----------------
         Raw materials          $    26,815          $    22,416
         Work-in-process             13,572               13,416
         Finished goods               8,100                5,463
                                -----------          -----------
              Total             $    48,487          $    41,295
                                -----------          -----------
                                -----------          -----------

NOTE 3 - SHORT TERM DEBT

In January 1998, the Company increased its borrowing capacity under its revolving credit facility ("Revolving Credit Facility") to $40,000,000 from $30,000,000. The Revolving Credit Facility bears interest at LIBOR plus 175 basis points (7.406% at April 30, 1998). Availability under the Revolving Credit Facility is subject to limitation determined by the Company's borrowing base, which is calculated based on eligible accounts receivable, as defined in the Revolving Credit Facility Agreement.

NOTE 4 - STOCK SPLIT

On January 27, 1998, the Company declared a three-for-two split of the Company's common stock. The stock split was effected in the form of a stock dividend on February 20, 1998, to shareholders of record on February 11, 1998. Share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the stock split.

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                         Three months ended           Six months ended
                                                              April 30,                    April 30,
                                                        1998            1997           1998          1997
                                                    --------------------------    --------------------------
Net income (in thousands)                           $     2,809    $     2,418    $     6,614    $     4,670
                                                    --------------------------    --------------------------
                                                    --------------------------    --------------------------
BASIC
Weighted average number of shares outstanding        11,804,905     10,249,345     11,122,210     10,203,192
                                                    --------------------------    --------------------------
                                                    --------------------------    --------------------------
Net income per share                                $      0.24    $      0.24    $      0.59    $      0.46
                                                    --------------------------    --------------------------
                                                    --------------------------    --------------------------
DILUTED
Weighted average number of shares outstanding        11,804,905     10,249,345     11,122,210     10,203,192
Additional weighted average shares from assumed
exercise of dilutive stock options, net of shares
assumed to be repurchased with exercise proceeds      1,019,612        802,060        973,235        687,067
                                                    --------------------------    --------------------------
Dilutive weighted average shares outstanding         12,824,517     11,051,405     12,095,445     10,890,259
                                                    --------------------------    --------------------------
Net income per share                                $      0.22    $      0.22    $      0.55    $      0.43
                                                    --------------------------    --------------------------
                                                    --------------------------    --------------------------


Options to purchase 33,875 shares of common stock ranging in price from $21.27 to $25.67 per share were outstanding during the second quarter and the six months ended April 30, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options will expire in 2007.

NOTE 6 - SECONDARY OFFERING

On February 25, 1998 the Company filed a registration statement on Form S-3 to offer 3,000,000 shares of its common stock to the public in a secondary offering. On March 20, 1998, the offering was completed and of the shares being offered, 2,775,000 shares were sold by the Company and 225,000 were sold by certain selling shareholders. Net proceeds from the offering were used to reduce indebtedness outstanding under the Company's revolving credit facility and the balance retained for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company designs, manufactures and sells multimedia subsystem and specialized technology products, primarily for use in desktop personal computers (PCs). These products supplement a PC's CPU to enhance multimedia performance and accelerate the computationally intensive operations and processing requirements necessary to perform advanced multimedia applications. The Company focuses primarily on the sale of its products to major original equipment manufacturers, "OEMs", and works closely with its component suppliers and OEM customers to develop products that are responsive to technological trends and consumer demand. STB manufactures substantially all of its products at its ISO 9002 certified facility in Juarez, Mexico, which the Company believes enables it to respond more quickly to changing customer needs, maintain product quality and achieve economies of scale.

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

The Company sells its products to OEM customers, the commercial market, and the specialized technology market. The Company sells its multimedia subsystems primarily to major OEMs and, to a lesser extent, the commercial market. Sales of the Company's products to OEMs represented approximately 83% and 79% of total net sales for the first six months of fiscal 1998 and fiscal year 1997, respectively. The Company's three largest OEM customers accounted in the aggregate for approximately 76% and 66% of total net sales for the first six months of fiscal 1998 and fiscal year 1997, respectively. Sales of multimedia subsystems to the commercial market accounted for approximately 10% and 12% of total net sales for the first six months of fiscal 1998 and fiscal year 1997 respectively, and sales of specialized technology products accounted for approximately 6% and 8% of total net sales for the first six months of fiscal 1998 and fiscal year 1997, respectively. The balance of total net sales was derived primarily from third party contract assembly services, which accounted for approximately 1% of total net sales for the first six months of fiscal 1998 and fiscal year 1997. The Company has no long-term commitments or contracts with any of its customers and the loss of any of the Company's key customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - Customer Concentration; Dependence on PC Market."

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

The Company recognizes revenue upon shipment of its products. For products sold through the commercial channel, the Company generally provides credits for returns in the form of stock rotation and price protection. The Company's current stock rotation policies permit a commercial channel customer to return approximately 10% of products purchased within the previous 90 days if the customer has placed an order for other Company products of equal or greater value. The Company also provides price protection to commercial channel customers in the form of credits for price reductions on products remaining in customer inventories at the time of the price reduction. The Company maintains reserves related to these sales programs, which it believes are adequate. See "Risk Factors - Price Protection and Stock Rotations."

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

On February 25, 1998 the Company filed a registration statement on Form S-3 to offer 3,000,000 shares of its common stock to the public in a secondary offering. On March 20, 1998, the offering was completed and of the shares being offered, 2,775,000 shares were sold by the Company and 225,000 were sold by certain selling shareholders. The net proceeds received by the Company from the offering were used to repay certain indebtedness outstanding under the Company's revolving credit facility and for other general corporate purposes.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's Consolidated Statement of Operations as a percentage of net sales from continuing operations:

                                                Percentage of Net Sales
                                  ------------------------------------------------
                                    Three months ended         Six months ended
                                          April 30,                  April 30,
                                   1998           1997        1998           1997
                                  ---------------------      ---------------------
Net sales                         100.0%         100.0%      100.0%         100.0%
Cost of sales                      81.2%          75.8%       80.3%          76.8%
                                  --------------------       --------------------
Gross profit                       18.8%          24.2%       19.7%          23.2%
                                  --------------------       --------------------
Operating expenses:
  Research and development          3.5%           3.2%        3.2%           2.9%
  Sales and marketing               5.7%           7.5%        5.7%           7.2%
  General and administrative        3.5%           4.9%        3.8%           4.9%
                                  --------------------       --------------------
Total operating expenses           12.7%          15.6%       12.7%          15.0%
                                  --------------------       --------------------
Income from operations              6.1%           8.6%        7.0%           8.2%
Interest expense, net               0.3%           0.8%        0.5%           0.8%
                                  --------------------       --------------------
Income before income taxes          5.8%           7.8%        6.5%           7.4%
Provision for income taxes          2.0%           2.8%        2.2%           2.6%
                                  --------------------       --------------------
Net income                          3.8%           5.0%        4.3%           4.8%
                                  --------------------       --------------------
                                  --------------------       --------------------

THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO THREE MONTHS ENDED APRIL 30, 1997.

     NET SALES. Net sales increased to $73.8 million in the second quarter of fiscal 1998 from $48.7 million in the second quarter of fiscal 1997, representing an increase of 51.5%. Unit volume for the second quarter of fiscal 1998 increased by 44.5% over the second quarter of fiscal 1997, while the Company's overall average unit selling prices increased slightly. OEM channel sales increased to approximately $61.0 million in the second quarter of fiscal 1998 from $38.6 million in the second quarter of fiscal 1997, representing an increase of 58.2%. Commercial channel sales increased to $7.6 million in the second quarter of fiscal 1998 from $4.9 million in the second quarter of fiscal 1997, an increase of 53.5%. Sales growth in the OEM and commercial channels was primarily the result of increased unit sales of the Company's Velocity 128 multimedia accelerator. See "Risk Factors - Product Concentration". The Company experienced some delays in shipping the new Black Magic Voodoo2 product to the commercial channel due to a vendor's inability to deliver confirmed memory orders. Sales in the specialized technology market increased to $4.9 million in the second quarter of fiscal 1998 from $3.4 million in the second quarter of fiscal 1997, or 42.7%, which was primarily a result of increased sales to OEM customers for financial services workstations and a broader specialized technology product offering. Revenues for the quarter were negatively impacted, as a major customer re-scheduled the shipment of an STB workstation product into the coming months.

GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales primarily consists of the cost of materials and manufacturing costs associated with the production of the Company's products. Gross profit increased to $13.9 million in the second quarter of fiscal 1998 from $11.8 million in the second quarter of fiscal 1997, representing an increase of 17.7%. The increase in the amount of gross profit resulted primarily from increases in sales volumes of the Company's products (and, in particular, the Company's Velocity 128 multimedia accelerator). During the period, gross profit as a percentage of net sales decreased to 18.8% in the second quarter of fiscal 1998 from 24.2% in the second quarter of fiscal 1997. The decrease in gross profit as a percentage of net sales resulted primarily from (i) increased pricing pressure on the Velocity 128 and other products, (ii) delays beyond the end of the quarter in the shipment of certain of the Company's higher margin products, namely the Black Magic Voodoo 2 and workstation products mentioned above, and (iii) an increase in the percentage of sales to the OEM market, which typically is characterized by lower gross profit margins. These increases were partially offset by the economies of scale resulting from higher production volumes and increased operating efficiencies. The pricing and margin pressure on the Company's products was due in part to the introduction by a competitor of a new type of product employing the less expensive SDRAM memory, rather than the SGRAM memory that has been used by the Company and most other competitors. Gross margins are expected to continue to fluctuate as a result of sales channel, product mix and other factors. See "Risk Factors -- Potential for Fluctuating Operating Results; Seasonality" and "-- Dependence on Suppliers".

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses primarily consist of compensation and associated expenses relating to engineering personnel, development tool expenses, prototyping expenses and product enhancement expenses. Research and development expenses increased to $2.6 million in the second quarter of fiscal 1998 from $1.6 million in the second quarter of fiscal 1997, representing an increase of 64.5%. Research and development expenses as a percentage of net sales increased to 3.5% in the second quarter of fiscal 1998 from 3.2% in the second quarter of fiscal 1997. The increase in research and development expenses on both a dollar and percentage basis resulted primarily from increased staffing at the Company's corporate headquarters, as well as other expenses associated with the development of new products. Expenses associated with software and driver development also contributed to the increase in research and development expenses.

SALES AND MARKETING EXPENSES. Sales and marketing expenses primarily consist of personnel and related overhead expenses for sales, marketing and customer support activities, promotional and advertising expenses, and commissions paid to independent sales representatives. Sales and marketing expenses increased to $4.2 million in the second quarter of fiscal 1998 from $3.6 million in the second quarter of fiscal 1997, representing an increase of 15.3%. Sales and marketing expenses as a percentage of net sales decreased to 5.7% in the second quarter of fiscal 1998 from 7.5% in the second quarter of fiscal 1997, primarily due to increases in net sales at a rate faster than that of sales and marketing expenses. The increase in sales and marketing expenses resulted primarily from additional staffing and commissions paid as a result of higher sales, partially offset by decreases in commissions paid to independent sales representatives. Increased expenses for advertising and promotional programs in the commercial channel, the specialized technology channel and the international market also contributed to the increased expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of personnel and related overhead expenses for management, finance, management information systems, legal and human resources, as well as expenses associated with occupancy and other general operating expenses. General and administrative expenses increased to $2.6 million in the second quarter of fiscal 1998 from $2.4 million in the second quarter of fiscal 1997, representing an increase of 8.5%. General and administrative expenses as a percentage of net sales decreased to 3.5% in the second quarter of fiscal 1998 from 4.9% in the second quarter of fiscal 1997. The increase in the amount of general and administrative expenses was primarily due to increased expenses associated with the Company's growth, including increased staffing, occupancy and other general operating expenses. The Company recently commenced construction of a new headquarters facility that it plans to occupy in the first fiscal quarter of 1999. The terms of the lease relating to the new headquarters facility provide for increased occupancy expense from current levels beginning at the date of occupancy and are subject to adjustment based on prevailing interest rates. See "--Liquidity and Capital Resources."

INTEREST EXPENSE, NET. Interest expense, net, primarily consists of the interest expense associated with the Company's Revolving Credit Facility, Mezzanine Facility (as defined below) and capital leases, offset partially by the interest income earned on the Company's cash and cash equivalents. Net interest expense decreased to approximately $246,000 in the second quarter of fiscal 1998 from approximately $383,000 in the second quarter of fiscal 1997, representing a decrease of 35.7%. The decrease in the amount of net interest expense was primarily attributable to the reduction of short-term debt and the interest income earned on short-term investments associated with the investment of the proceeds from the secondary offering.

SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO SIX MONTHS ENDED APRIL 30, 1997.

NET SALES. Net sales increased to $152.6 million in the first six months of fiscal 1998 from $96.8 million in the first six months of fiscal 1997, representing an increase of 57.6%. Unit volume for the period increased by 53.9% over the same period last year. OEM channel sales increased to approximately $127.3 million in the first six months of fiscal 1998 from $73.3 million in the first six months of fiscal 1997, representing an increase of 73.7%. Sales growth in the OEM channel was primarily the result of increased unit sales of the Company's Velocity 128 multimedia accelerator. See "Risk Factors - Product Concentration". Commercial channel sales increased to $15.0 million in the first six months of fiscal 1998 from $14.4 million in the first six months of fiscal 1997, an increase of 4.3%. Sales in the specialized technology market increased to $9.1 million in the first six months of fiscal 1998 from $6.1 million in the first six months of fiscal 1997, or 47.3%, which was primarily a result of increased sales to OEM customers for financial services workstations and a broader specialized technology product offering.

GROSS PROFIT. Gross profit increased to $30.1 million in the first six months of fiscal 1998 from $22.4 million in the first six months of fiscal 1997, representing an increase of 34.2%. During the period, gross profit as a percentage of net sales decreased to 19.7% in the first six months of fiscal 1998 from 23.2% in the first six months of fiscal 1997. The increase in the amount of gross profit resulted primarily from increases in sales volumes of the Company's products (and, in particular, the Company's Velocity 128 multimedia accelerator). The decrease in gross profit as a percentage of net sales resulted primarily from (i) increased pricing pressure on the Velocity 128 and other products, (ii) delays beyond the end of the quarter in the shipment of certain of the Company's higher margin products, namely the Black Magic Voodoo 2 and workstation products mentioned above, (iii) an increase in the precentage of sales to the OEM market, which typically is characterized by lower gross profit margins, and (iv) increased overtime labor costs caused by the higher rates of production necessary to meet increased product demand. These increases were partially offset by the economies of scale resulting from higher production volumes and increased operating efficiencies. Gross margins are expected to continue to fluctuate as a result of sales channel, product mix and other factors. See "Risk Factors -- Potential for Fluctuating Operating Results; Seasonality" and "-- Dependence on Suppliers".

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $4.9 million in the first six months of fiscal 1998 from $2.8 million in the first six months fiscal 1997, representing an increase of 75.3%. Research and development expenses as a percentage of net sales increased to 3.2% in the first six months of fiscal 1998 from 2.9% in the first six months of fiscal 1997. The increase in research and development expenses on a dollar and percentage basis resulted primarily from increased staffing at the Company's corporate headquarters and at each of the design centers in Houston, Texas; Eugene, Oregon; and Belfast, Northern Ireland. Other expenses associated with the development of new products and increased expenses associated with software and driver development also contributed to the increase in research and development expenses.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $8.6 million in the first six months of fiscal 1998 from $6.9 million in the first six months of fiscal 1997, representing an increase of 24.4%. Sales and marketing expenses as a percentage of net sales decreased to 5.7% in the first six months of fiscal 1998 from 7.2% in the first six months of fiscal 1997, primarily due to increases in net sales at a rate faster than that of sales and marketing expenses. The increase in sales and marketing expenses resulted primarily from additional staffing and commissions paid as a result of higher sales, partially offset by decreases in commissions paid to independent sales representatives. Increased expenses for advertising and promotional programs in the commercial channel, the specialized technology channel and the international market also contributed to the increased expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $5.8 million in the first six months of fiscal 1998 from $4.8 million in the first six months of fiscal 1997, representing an increase of 22.0%. General and administrative expenses as a percentage of net sales decreased to 3.8% in the first six months of fiscal 1998 from 4.9% in the first six months of fiscal 1997. The increase in the amount of general and administrative expenses was primarily due to increased expenses associated with the Company's growth, including increased staffing, occupancy costs and other general operating expenses.

INTEREST EXPENSE, NET. Net interest expense increased to approximately $764,000 in the first six months of fiscal 1998 from approximately $759,000 in the first six months of fiscal 1997, representing an increase of 0.7%. The slight increase in the amount of net interest expense was primarily the result of the increase in the average total debt and obligations under capital leases outstanding during the period partially offset by the reduction in interest rates and the interest income earned on short-term investments of the proceeds from the secondary offering.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital and liquidity needs are for financing inventory and accounts receivable and for manufacturing and other equipment expenditures. The Company has generally financed these capital and liquidity needs and its operations through a combination of cash generated from operations, trade credit from vendors, bank borrowings and the net proceeds from its initial public offering. As a result of the Company's rapid growth in recent years and its capital requirements, during the quarter the Company completed a public offering of 2,775,000 shares of Common Stock. Net proceeds from the offering were used to reduce indebtedness and the balance retained for general corporate purposes. Future growth, if any, may require additional capital, particularly to support increased working capital needs, staffing requirements, promotional expenses, manufacturing facilities and equipment requirements.

Cash used in operating activities of $10.9 million in the first six months of fiscal 1998 was primarily attributable to increases in inventory and reductions in accounts payable, partially offset by increased earnings.
Cash used in operating activities of $5.8 million in the first six months of fiscal 1997, was primarily attributable to increases in accounts receivable as a result of higher sales and reductions in accounts payable, partially offset by increases in earnings. At October 31, 1997, the Company's working capital was $31.4 million, compared to $98.2 million at April 30, 1998. Cash and cash equivalents was $3.9 million and $33.6 million at October 31, 1997 and April 30, 1998, respectively.

The Company invested $9.6 million in capital equipment in fiscal 1997, and as a result of converting previously capitalized equipment to an operating lease, cash generated from investing activities for the first six months of fiscal 1998 was $332,000. The Company's investment in equipment is primarily attributable to manufacturing equipment additions and upgrades of existing equipment to support the increased demand for and complexity of the Company's products. During the 1998 first fiscal quarter, the Company completed a move to a new 137,000 square foot manufacturing facility in Juarez, Mexico, located immediately adjacent to its previous facility. The Company has retained one-half of its previous facility for expansion, with an option to occupy, vacate or sublease the remaining half. During the 1997 fourth fiscal quarter, the Company installed two new high-speed surface-mount technology ("SMT") assembly lines at its new facility, at a total cost of approximately $6.3 million. This equipment was financed by two separate operating leases. During the 1996 fourth fiscal quarter, the Company installed four SMT assembly lines, at an approximate total cost of $4.2 million. This equipment was also financed through operating lease financing arrangements. The Company's aggregate obligations under all such equipment lease financing arrangements totaled approximately $9.5 million at October 31, 1997 and approximately $8.9 million at April 30, 1998. The Company expects that additional capital expenditures for similar types of equipment may be necessary to support additional future customer demand and production requirements, although there can be no assurance in this regard.

The Company has a $40.0 million Revolving Credit Facility, as well as a $3.0 million term loan (the "Mezzanine Facility"). As of April 30, 1998, the Company had $5.0 million and $2.8 million outstanding under the Revolving Credit Facility and the Mezzanine Facility, respectively. The principal amount outstanding under the Revolving Credit Facility bears interest at LIBOR plus 175 basis points (7.406% at April 30, 1998). The principal amount outstanding under the Mezzanine Facility bears interest at LIBOR plus 250 basis points (8.156% at April 30, 1998) and is payable in 60 equal monthly installments of principal and interest, which began on November 1, 1997. Availability under the Revolving Credit Facility is calculated using formulas based on eligible accounts receivable, as defined by the Revolving Credit Facility Agreement. The indebtedness under the Revolving Credit Facility matures on November 21, 1999 and the indebtedness under the Mezzanine Facility matures on November 1, 2002.

In December 1997, the Company entered into a five year agreement to construct and lease a new corporate headquarters in Richardson, Texas. Construction on the 210,000 square foot facility began in December 1997, and the total cost is estimated to be approximately $22.8 million (including land). The lessor has agreed to fund the cost of the land and construction of the building (subject to reductions based on certain conditions in the lease agreement). The Company plans to occupy the facility during the 1999 first fiscal quarter with rental payments commencing upon occupancy. The Company estimates that its monthly rent for this facility will be approximately $225,000 for the four year period following completion of the facility. This amount is in excess of the current facilities expense, as local rental rates have increased and the Company is increasing the square footage of its corporate headquarters. The lease agreement also provides that the amount of lease payments are subject to adjustment based upon prevailing interest rates. As a consequence, an increase in prevailing interest rates will increase the Company's facilities expense. The Company is currently exploring strategies to hedge this interest rate exposure. The Company is also seeking opportunities to sublease that portion of its new headquarters facility which the Company does not expect to utilize immediately following its occupancy of the new facility. The monthly rent currently paid for the Company's headquarters facility will be eliminated with the move to the new facility. At the end of the lease for the new facility, the Company may elect to either renew the lease, pay off the underlying debt on the facility or cause the building to be sold. In the event of a sale, the proceeds will be used to retire the underlying debt with any excess to be paid to the Company. The Company is responsible for any outstanding balance due on the underlying obligation after the sale of the facility. See "Risk Factors - Headquarters Relocation."

From time to time, the Company evaluates acquisitions of businesses, products or technologies that complement the Company's business. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of securities which may result in further dilution to the Company's shareholders. See "Risk Factors - Potential Future Acquisitions."

The Company believes that the net proceeds from the sale of the Common Stock offered by the Company in its public offering, together with existing capital resources and anticipated funds from operations, will satisfy the Company's anticipated capital requirements for at least the next twelve months. After such period, depending on its financial condition and results of operations, the Company may require additional equity or debt financing to meet its capital requirements. There can be no assurance that additional financing will be available when required, or, if available, that such financing can be obtained on terms satisfactory to the Company.

PART II OTHER INFORMATION

ITEM 5.   OTHER INFORMATION - RISK FACTORS

All statements other than statements of historical fact contained in this report are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks and uncertainties, and the Company's actual results may differ materially form the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the risks described below.

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

CUSTOMER CONCENTRATION; DEPENDENCE ON PC MARKET

The Company's three largest OEM customers accounted for approximately 76% of net sales during the first six months of fiscal 1998, with Gateway 2000, Inc. ("Gateway 2000"), Dell Computer Corporation ("Dell") and Compaq Computer Corporation ("Compaq") accounting for approximately 40%, 32% and 4%, respectively, of the Company's net sales for such period. The Company's three largest OEM customers accounted for approximately 66% of net sales in fiscal year 1997, with Gateway 2000, Dell and Compaq accounting for approximately 35%, 20% and 11%, respectively, of the Company's net sales for such period. Historically, Gateway 2000 has been the Company's largest customer, while Dell and Compaq have become more significant customers in recent periods. The Company's other significant customers have changed from period to period.

The Company has no long-term commitments or contracts with any of its customers. Any reduction of business from Gateway 2000, Dell or Compaq or the loss of Gateway 2000, Dell or Compaq as a major customer would have a material adverse effect on the Company's business, financial condition and results of operations. Due to their purchasing power, the Company's OEM customers are able to exert significant pressure on the prices of the Company's products, which could impair the Company's gross profit margins and have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company believes that its future prospects will largely depend from time to time upon the success of a limited number of key component suppliers (currently, its graphics controller chip suppliers) and a few major OEM customers (currently, Gateway 2000, Dell and Compaq). Because a limited number of major OEMs currently ship the majority of the PCs products, the number of potential customers that the Company can target is currently limited. There can be no assurance that the Company will be successful in maintaining its existing relationships with its major OEM customers or in securing additional major OEM customers and there can be no assurance that the Company will be able to retain or increase the volume or profitability of products currently manufactured by the Company for such customers. Any failure by the Company to retain its existing OEM customers, or establish profitable relationships with additional major OEM customers, or to maintain and increase the volume and profitability of the products manufactured for such customers would have material adverse effect on the Company's business, financial condition and results of operations.

Substantially all of the Company's revenues are currently derived from products sold for use in PCs, and the Company expects to continue to derive substantially all of its revenues from the sales of products for use in PCs. The PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and fierce price competition, all of which contribute to short product life cycles and regular reductions of average selling prices over the life of a specific product. Although the PC market has grown substantially in recent years and continued growth is currently forecasted, there can be no assurance that such growth will continue. A reduction in sales of PCs, or a reduction in the growth rate of such sales, would likely reduce demand for the Company's products. Moreover, such changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecasted product transitions. In such cases, PC manufacturers may abruptly suspend substantially all purchases of additional products from suppliers, such as the Company, until the excess inventory has been absorbed. Any reduction in demand for PCs generally, or for particular products that incorporate the Company's multimedia subsystem or specialized technology products, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company expects Intel to continue to invest heavily in research and development and new manufacturing facilities in order to maintain its position as one of the largest manufacturers of motherboards, and to promote its product offerings through extensive advertising campaigns designed to increase brand loyalty by PC users. Intel is in the process of developing multimedia subsystems or multimedia-enabled motherboards using its i740 3D graphics processor, or other graphics controllers which is likely to directly compete with products that the Company may develop. In addition, Intel exerts significant influence over the 3D graphics industry due to the widespread acceptance of its microprocessor architecture and its development of new interface architectures such as the Advanced Graphics Port ("AGP") bus. Any significant modifications by Intel to the AGP or future graphics interface architectures could render the Company's products obsolete, incompatible or less competitive.

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

It is common in the PC industry for companies to assert intellectual property infringement claims against other companies. As a consequence, the Company indemnifies some OEM customers in certain respects against intellectual property claims relating to its products. Several OEM customers recently sent the Company notices of potential indemnity claims based upon a notice of infringement of his patent. Subsequently, the patent owner filed patent infringement lawsuits in the U.S. and elsewhere against several of such OEM customers and a number of other major PC systems manufacturers. The Company provides multimedia subsystems to its OEM customers for use in such OEM customers' products that are alleged to infringe on the patent owner's rights. Based upon the Company's preliminary evaluation of the patent, it does not believe the infringement claims are meritorious as to its products sold to its customer. However, pursuant to such indemnity agreements or in the event, the Company is directly sued, the Company may be required to dedicate significant management time and expense to defending itself or assisting its OEM customers in their defense of this or other infringement claims, whether meritorious or not, which could have material adverse effect on the Company's business, financial condition and results of operations. If this or another intellectual property claim were to be brought against the Company, or one or more of its OEM customers, and the Company, or one or more of its OEM customers, were found to be infringing upon the rights of others, the Company could be required to pay infringement damages, pay licensing fees, modify its products so that they are not infringing or discontinue offering products that were found to be infringing, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

INTERNATIONAL OPERATIONS

Substantially all of the Company's manufacturing operations are carried out in Juarez, Mexico. The Company's export sales (which primarily consist of European sales) were approximately 26% and 27% of net sales in the first six months of fiscal 1998 and fiscal year 1997, respectively. The Company is subject to the general risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in currency exchange rates, delays resulting from difficulty in obtaining export licenses for certain technology, state imposed restrictions on the repatriation of funds, tarriffs and other barriers and the restrictions and burdens of complying with a variety of foreign laws. In addition, the Company is subject to general geopolitical risks, such as political instability and changes in diplomatic and trade relationships, in connection with its international operations. Although to date the Company has not experienced any material adverse effects on its business, financial condition or results of operations as a result of such factors, there can be no assurance that such factors will not have such effects in the future, or require the Company to modify its business practices. The Company currently sells its products at prices denominated in U.S. dollars, and an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and potentially less competitive in foreign markets. The
Company expects to sell a portion of its products in the future at prices denominated in other currencies and will therefore increase its currency exposure risk. In addition, a substantial portion of the Company's manufacturing labor costs are paid in Mexican pesos. Any decrease in the value of the U.S. dollar relative to the Mexican peso would increase the Company's manufacturing costs, which could have a material effect on the Company's business, financial condition and results of operations.

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

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits

Exhibit Number
--------------
10.41     Underwriting Agreement by and among the Company, William E. Ogle, Mark
          S. Sims, William D. Balthaser and CIBC Oppenheimer (in its own
          capacity and on behalf of an underwriting syndicate) (incorporated by reference to Exhibit 1.1 of the Company's Registration Statement on
          Form S-3, Registration No. 333-4684)

27.1      Financial Data Schedule

(b)       Current Reports on Form 8-K

          Form 8-K filed February 25, 1998 and Form 8-K/A filed March 2, 1998 reporting materials under Item 5, including a 3-for-2 stock split

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                STB SYSTEMS, INC.


Dated: June 15, 1998            By: /s/ William E. Ogle
                                ------------------------------------------------
                                President and Chief Executive Officer


Dated: June 15, 1998            By: /s/ Bryan F. Keyes
                                ------------------------------------------------
                                Bryan F. Keyes, Vice President of Administration
                                and General Counsel