Form 10-Q
period 1998-07-31
STB SYSTEMS INC
filed 1998-09-14
CIK 934596

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                   ---------------
                                      FORM 10-Q
                                   ---------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

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

                                   (972) 234-8750
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X       No
                                              -----        -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                      Number of Shares Outstanding as of
          Title of each class:                 September 14, 1998:
     Common Stock, $.01 par value                   13,069,487

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 STB SYSTEMS, INC.
                                       INDEX


                                                                          PAGE
PART I    FINANCIAL INFORMATION                                          NUMBER

Item 1    Consolidated Financial Statements:                                1

          Consolidated Balance Sheets at July 31, 1998 (Unaudited)
          and October 31, 1997                                              2

          Consolidated Statements of Operations for the
          three months ended July 31, 1998 and 1997 (Unaudited)             3

          Consolidated Statements of Operations for the
          nine months ended July 31, 1998 and 1997 (Unaudited)              4

          Consolidated Statements of Cash Flows for the
          nine months ended July 31, 1998 and 1997 (Unaudited)              5

          Notes to Consolidated Financial Statements                       6-7

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    8-14


PART II   OTHER INFORMATION

Items 1 through 4 have been omitted since the registrant has no reportable events in relation to these items.

Item 5    Other Information - Risk Factors                                15-26

Item 6    Exhibits and Reports on Form 8-K                                  27

Signatures                                                                  28

PART I  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                            STB SYSTEMS, INC. and SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
                      (Dollars in thousands except per share data)

                                                        July 31,    October 31,
                                                          1998          1997
                                                       ------------------------
                                                       (Unaudited)
ASSETS

Current Assets:
 Cash and cash equivalents                             $   30,797    $    3,869
 Accounts receivable - trade, net of allowance
   For doubtful accounts of $720 and $465                  39,002        47,208
 Inventories, net                                          45,101        41,295
 Other current assets                                       6,010         1,970
                                                       ------------------------
     Total current assets                                 120,910        94,342

Property and equipment, net                                10,662        12,348
Other assets                                                1,751         2,864
                                                       ------------------------
     Total assets                                      $  133,323    $  109,554
                                                       ------------------------
                                                       ------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Short-term debt                                       $    2,000    $   21,520
 Accounts payable - trade                                  16,774        36,801
 Accrued wages, commissions and bonuses                       826         1,466
 Other accrued liabilities                                  2,184         2,027
 Current portion of long-term liabilities                     582         1,167
                                                       ------------------------
     Total current liabilities                             22,366        62,981

Long-term Liabilities:
 Long-term notes payable                                      -             500
 Obligations under capital leases and other
  long-term liabilities                                     2,246         2,611
                                                       ------------------------
     Total long-term liabilities                            2,246         3,111
                                                       ------------------------
Shareholders' Equity:
 Preferred stock, 2,000,000 shares authorized,
  none issued or outstanding                                  -             -
 Common stock, $.01 par value, 25,000,000 shares
  authorized, 13,292,897 and 10,452,473 shares issued,
  respectively                                                133           105
 Additional paid-in capital                                82,990        25,357
 Retained earnings                                         25,833        18,245
                                                       ------------------------
                                                          108,956        43,707
 Treasury stock, 35 shares, at cost                          (245)         (245)
                                                       ------------------------
 Total shareholders' equity                               108,711        43,462
                                                       ------------------------
     Total liabilities and shareholders' equity        $  133,323    $  109,554
                                                       ------------------------
                                                       ------------------------

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                       STB SYSTEMS, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
-------------------------------------------------------------------------------
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                           Three months ended
                                                                July 31,
                                                           1998          1997
                                                       --------------------------
Net sales                                              $    58,795    $    42,019
Cost of sales                                               46,777         29,594
                                                       --------------------------
Gross profit                                                12,018         12,425
                                                       --------------------------
Operating expenses:
  Research and development                                   2,985          1,673
  Sales and marketing                                        4,454          3,775
  General and administrative                                 3,167          2,819
                                                       --------------------------
Total operating expenses                                    10,606          8,267
                                                       --------------------------
Income from operations                                       1,412          4,158
Interest (income) expense, net                                (179)           426
                                                       --------------------------
Income before income taxes                                   1,591          3,732
Provision for income taxes                                     617          1,263
                                                       --------------------------
Net income                                             $       974    $     2,469
                                                       --------------------------
                                                       --------------------------
Net income per share:

  Basic                                                $      0.07    $      0.24
                                                       --------------------------
                                                       --------------------------
  Diluted                                              $      0.07    $      0.22
                                                       --------------------------
                                                       --------------------------
Weighted average shares outstanding:
  Basic                                                 13,290,776     10,352,843
                                                       --------------------------
                                                       --------------------------
  Diluted                                               13,740,038     11,229,985
                                                       --------------------------
                                                       --------------------------

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                         STB SYSTEMS, INC. and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
-------------------------------------------------------------------------------
                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                        Nine months ended
                                                             July 31,
                                                        1998          1997
                                                     -------------------------
Net sales                                            $   211,347   $   138,811
Cost of sales                                            169,253       103,975
                                                     -------------------------
Gross profit                                              42,094        34,836
                                                     -------------------------
Operating expenses:
  Research and development                                 7,883         4,468
  Sales and marketing                                     13,069        10,698
  General and administrative                               9,013         7,609
                                                     -------------------------
Total operating expenses                                  29,965        22,775
                                                     -------------------------
Income from operations                                    12,129        12,061
Interest expense, net                                        585         1,185
                                                     -------------------------
Income before income taxes                                11,544        10,876
Provision for income taxes                                 3,956         3,737
                                                     -------------------------
Net income                                           $     7,588   $     7,139
                                                     -------------------------
                                                     -------------------------
Net income per share:
  Basic                                              $      0.64   $      0.70
                                                     -------------------------
                                                     -------------------------
  Diluted                                            $      0.60   $      0.65
                                                     -------------------------
                                                     -------------------------
  Basic                                               11,853,066    10,253,579
                                                     -------------------------
                                                     -------------------------
  Diluted                                             12,686,230    11,004,005
                                                     -------------------------
                                                     -------------------------

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                           STB SYSTEMS, INC. and SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
-------------------------------------------------------------------------------
                                 (DOLLARS IN THOUSANDS)

                                                              Nine months ended
                                                                   July 31,
                                                              1998         1997
                                                           -----------------------
Cash flows from operating activities:
 Net income                                                $    7,588   $    7,139
 Adjustments to reconcile net income to net cash
 from operating activities:
   Depreciation and amortization                                2,463        1,626
    Changes in assets and liabilities:
     Accounts receivable - trade                                8,206       (2,464)
     Inventories                                               (3,806)      (1,501)
     Other current assets                                      (4,040)        (925)
     Other assets                                               1,113       (1,503)
     Accounts payable - trade                                 (20,027)      (3,072)
     Accrued wages, commissions, and bonuses                     (640)        (128)
     Other accrued liabilities                                    157         (222)
                                                           ----------   ----------
     Net cash used in operating activities                     (8,986)      (1,050)
                                                           ----------   ----------
Cash flows from investing activities -
                                                           ----------   ----------
 Purchases of property and equipment                             (777)      (3,998)
                                                           ----------   ----------
Cash flows from financing activities:
 Borrowings (payments) on short-term debt                     (19,520)       3,996
 Payments on long-term debt                                    (1,450)        (539)
 Issuance of common stock, net of issue costs                  57,661        1,716
                                                           ----------   ----------
    Net cash provided by financing activities                  36,691        5,173
                                                           ----------   ----------
Net increase in cash and cash equivalents                      26,928          125
Cash and cash equivalents at beginning of period                3,869        3,420
                                                           ----------   ----------
Cash and cash equivalents at end of period                 $   30,797   $    3,545
                                                           ----------   ----------
                                                           ----------   ----------


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

NOTE 2 - INVENTORIES

Inventories at July 31, 1998 and October 31, 1997 consist of the following (in thousands):

                                      July 31, 1998   October 31, 1997
                                      -------------   ----------------
               Raw materials            $  22,339         $ 22,416
               Work-in-process             12,701           13,416
               Finished goods              10,061            5,463
                                        ---------         --------
                  Total                 $  45,101         $ 41,295
                                        ---------         --------

NOTE 3 - OTHER ASSETS

During the quarter, the Company invested $3 million in a supplier. The investment is in the form of a Convertible Subordinated Note. In the event the supplier sells common stock in an initial public offering prior to December 31, 1998, the investment will convert to common stock at a discount from the price per share of the common stock in the initial public offering. In the event the supplier does not complete an initial public offering prior to December 31, 1998, then on January 15, 1999, the investment shall automatically convert into common stock of the supplier. The investment is included in other current assets.

NOTE 4 - SHORT TERM DEBT

In January 1998, the Company increased its borrowing capacity under its revolving credit facility ("Revolving Credit Facility") to $40,000,000 from $30,000,000. The Revolving Credit Facility bears interest at LIBOR plus 175 basis points (7.406% at July 31, 1998). Availability under the Revolving Credit Facility is subject to limitation determined by the Company's borrowing base, which is calculated based on eligible accounts receivable, as defined in the Revolving Credit Facility Agreement.

NOTE 5 - STOCK SPLIT

On January 27, 1998, the Company declared a three-for-two split of the Company's common stock. The stock split was effected in the form of a stock dividend on February 20, 1998, to shareholders of record on February 11, 1998. Share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the stock split.

NOTE 6 - EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                          Three months ended            Nine months ended
                                                                July 31,                     July 31,
                                                          1998           1997           1998          1997
                                                      --------------------------    --------------------------
Net income (in thousands)                             $       974    $     2,469    $     7,588    $     7,139
                                                      --------------------------    --------------------------
                                                      --------------------------    --------------------------
BASIC
Weighted average number of shares outstanding          13,290,776     10,352,843     11,853,066     10,253,579
                                                      --------------------------    --------------------------
                                                      --------------------------    --------------------------
Net income per share                                  $      0.07    $      0.24    $      0.64    $      0.70
                                                      --------------------------    --------------------------
                                                      --------------------------    --------------------------
DILUTED
Weighted average number of shares outstanding          13,290,776     10,352,843     11,853,066     10,253,579
Additional weighted average shares from assumed
exercise of dilutive stock options, net of
shares assumed to be repurchased with exercise
proceeds                                                  449,262        877,142        833,164        750,426
                                                      --------------------------    --------------------------
Dilutive weighted average shares outstanding           13,740,038     11,229,985     12,686,230     11,004,005
                                                      --------------------------    --------------------------
                                                      --------------------------    --------------------------
Net income per share                                  $      0.07    $      0.22    $      0.60    $      0.65
                                                      --------------------------    --------------------------
                                                      --------------------------    --------------------------


Options to purchase 382,500 shares of common stock were outstanding during the third quarter ended July 31, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price. These shares range in price from $10.31 to $25.94 per share for the third quarter. The options will expire in 2007.

NOTE 7 - SECONDARY OFFERING

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

The Company sells its products to OEM customers, the commercial market, and the specialized technology market. The Company sells its multimedia subsystems primarily to major OEMs and, to a lesser extent, the commercial market. Sales of the Company's products to OEMs represented approximately 82% and 79% of total net sales for the first nine months of fiscal 1998 and fiscal year 1997, respectively. The Company's three largest OEM customers accounted in the aggregate for approximately 75% and 66% of total net sales for the first nine months of fiscal 1998 and fiscal year 1997, respectively. Sales of multimedia subsystems to the commercial market accounted for approximately 11% and 12% of total net sales for the first nine months of fiscal 1998 and fiscal year 1997 respectively, and sales of specialized technology products accounted for approximately 6% and 8% of total net sales for the first nine months of fiscal 1998 and fiscal year 1997, respectively. The balance of total net sales was derived primarily from third party contract assembly services, which accounted for approximately 1% of total net sales for the first nine months of fiscal 1998 and fiscal year 1997. The Company has no long-term commitments or contracts with any of its customers and the loss of any of the Company's key customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - Customer Concentration; Dependence on PC Market."

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

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's Consolidated Statements of Operations as a percentage of net sales from continuing operations:

                                              Percentage of Net Sales
                                   ---------------------------------------------
                                    Three months ended        Nine months ended
                                         July 31,                  July 31,
                                    1998          1997        1998         1997
                                   --------------------      -------------------
Net sales                          100.0%        100.0%      100.0%       100.0%
Cost of sales                       79.6%         70.4%       80.1%        74.9%
                                   --------------------      -------------------
Gross profit                        20.4%         29.6%       19.9%        25.1%
                                   --------------------      -------------------
Operating expenses:
  Research and development           5.1%          4.0%        3.7%         3.2%
  Sales and marketing                7.6%          9.0%        6.2%         7.7%
  General and administrative         5.3%          6.7%        4.3%         5.5%
                                   --------------------      -------------------
Total operating expenses            18.0%         19.7%       14.2%        16.4%
                                   --------------------      -------------------
Income from operations               2.4%          9.9%        5.7%         8.7%
Interest (income) expense, net      -0.3%          1.0%        0.2%         0.9%
                                   --------------------      -------------------
Income before income taxes           2.7%          8.9%        5.5%         7.8%
Provision for income taxes           1.0%          3.0%        1.9%         2.7%
                                   --------------------      -------------------
Net income                           1.7%          5.9%        3.6%         5.1%
                                   --------------------      -------------------
                                   --------------------      -------------------


THREE MONTHS ENDED JULY 31, 1998 COMPARED TO THREE MONTHS ENDED JULY 31, 1997.

NET SALES. Net sales increased to $58.8 million in the third quarter of fiscal 1998 from $42.0 million in the third quarter of fiscal 1997, representing an increase of 39.9%. Unit volume for the third quarter of fiscal 1998 increased by 19.1% over the third quarter of fiscal 1997, while the Company's overall average unit selling prices increased slightly. OEM channel sales increased to approximately $45.7 million in the third quarter of fiscal 1998 from $32.0 million in the third quarter of fiscal 1997, representing an increase of 43.0%. Commercial channel sales increased to $8.2 million in the third quarter of fiscal 1998 from $3.1 million in the third quarter of fiscal 1997, an increase of 160.7%. Sales growth in the OEM and commercial channels was primarily the result of increased unit sales of the Company's Velocity 128 and the Black Magic Voodoo2 multimedia accelerators. See "Risk Factors - Product Concentration". Sales in the specialized technology market decreased to $3.6 million in the third quarter of fiscal 1998 from $4.8 million in the third quarter of fiscal 1997, or 25.5%. The decline in specialized technology sales was primarily a result of a decline in average unit selling prices due to increased competition in the market, as well as the transition in product offering from the MVP Workstation to the MVP PRO series.

GROSS PROFIT. Gross profit consists of net sales less cost of sales. Cost of sales primarily consists of the cost of materials and manufacturing costs associated with the production of the Company's products. Gross profit decreased to $12.0 million in the third quarter of fiscal 1998 from $12.4 million in the third quarter of fiscal 1997, representing a decrease of 3.3%. The decrease in the amount of gross profit resulted primarily from the decline in average selling prices in the specialized technology market and increased pricing pressures in the Commercial and OEM markets. During the period, gross profit as a percentage of net sales decreased to 20.4% in the third quarter of fiscal 1998 from 29.6% in the third quarter of fiscal 1997. The decrease in gross profit as a percentage of net sales resulted primarily from (i) increased pricing pressure on the Velocity 128 and other products, (ii) decrease in higher margin specialized technology sales as a percentage of total sales, and (iii) price protection credits granted during the quarter for the Velocity 128 and Black Majic Voodoo2 products.

During the quarter, the Company introduced a new SDRAM based product to compete with a competitors' product, also based on the lower cost memory, however, early in the quarter the Company faced pricing and margin pressure as the Company initially only offered the more expensive SGRAM based product. Gross margins are expected to continue to fluctuate as a result of sales channel mix, product mix and other factors. See "Risk Factors -- Potential for Fluctuating Operating Results; Seasonality" and "--Dependence on Suppliers".

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses primarily consist of compensation and associated expenses relating to engineering personnel, development tool expenses, prototyping expenses and product enhancement expenses. Research and development expenses increased to $3.0 million in the third quarter of fiscal 1998 from $1.7 million in the third quarter of fiscal 1997, representing an increase of 78.4%. Research and development expenses as a percentage of net sales increased to 5.1% in the third quarter of fiscal 1998 from 4.0% in the third quarter of fiscal 1997. The increase in research and development expenses on both a dollar and percentage basis resulted primarily from increased staffing at the Company's corporate headquarters. Expenses associated with software and driver development, as well as other expenses associated with the development of new products also contributed to the increase in research and development expenses.

SALES AND MARKETING EXPENSES. Sales and marketing expenses primarily consist of personnel and related overhead expenses for sales, marketing and customer support activities, promotional and advertising expenses, and commissions paid to independent sales representatives. Sales and marketing expenses increased to $4.5 million in the third quarter of fiscal 1998 from $3.8 million in the third quarter of fiscal 1997, representing an increase of 18.0%. Sales and marketing expenses as a percentage of net sales decreased to 7.6% in the third quarter of fiscal 1998 from 9.0% in the third quarter of fiscal 1997, primarily due to increases in net sales at a rate faster than that of sales and marketing expenses. The increase in sales and marketing expenses resulted primarily from additional staffing and expenses associated with corporate travel. Increased expenses for advertising and promotional programs in the commercial channel, the specialized technology channel and the international market also contributed to the increased expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of personnel and related overhead expenses for management, finance, management information systems, legal and human resources, as well as expenses associated with occupancy and other general operating expenses. General and administrative expenses increased to $3.2 million in the third quarter of fiscal 1998 from $2.8 million in the third quarter of fiscal 1997, representing an increase of 12.3%. General and administrative expenses as a percentage of net sales decreased to 5.3% in the third quarter of fiscal 1998 from 6.7% in the third quarter of fiscal 1997. The increase in the amount of general and administrative expenses was primarily due to increased expenses associated with the Company's growth, including increased staffing, occupancy and other general operating expenses. The Company recently commenced construction of a new headquarters facility that it plans to occupy in the first fiscal quarter of 1999. The terms of the lease relating to the new headquarters facility provide for increased occupancy expense from current levels beginning at the date of occupancy. See "--Liquidity and Capital Resources."

INTEREST (INCOME) EXPENSE, NET. Interest (income) expense, net, primarily consists of the interest expense associated with the Company's Revolving Credit Facility, Mezzanine Facility (as defined below) and capital leases, offset partially by the interest income earned on the Company's cash and cash equivalents. Net interest income was approximately $179,000 in the third quarter of fiscal 1998, compared to net interest expense of approximately $426,000 in the third quarter of fiscal 1997. The decrease in the amount of net interest (income) expense was primarily attributable to the interest income earned on short-term investments associated with the investment of the proceeds from the secondary offering and the reduction of short-term debt.

NINE MONTHS ENDED JULY 31, 1998 COMPARED TO NINE MONTHS ENDED JULY 31, 1997.

NET SALES. Net sales increased to $211.3 million in the first nine months of fiscal 1998 from $138.8 million in the first nine months of fiscal 1997, representing an increase of 52.3%. Unit volume for the period increased by 42.0% over the same period last year. OEM channel sales increased to approximately $173.0 million in the first nine months of fiscal 1998 from $105.3 million in the first nine months of fiscal 1997, representing an increase of 64.3%. Sales growth in the OEM channel was primarily the result of increased unit sales of the Company's Velocity 128 multimedia accelerator. See "Risk Factors - Product Concentration". Commercial channel sales increased to $23.2 million in the first nine months of fiscal 1998 from $17.5 million in the first nine months of fiscal 1997, an increase of 32.4%, which was primarily the result of the introduction of the Black Magic Voodoo2 multimedia accelerator. Sales in the specialized technology market increased to $12.6 million in the first nine months of fiscal 1998 from $11.0 million in the first nine months of fiscal 1997, or 15.4%, which was primarily a result of increased sales to OEM customers for financial services workstations and a broader specialized technology product offering.

GROSS PROFIT. Gross profit increased to $42.1 million in the first nine months of fiscal 1998 from $34.8 million in the first nine months of fiscal 1997, representing an increase of 20.8%. During the period, gross profit as a percentage of net sales decreased to 19.9% in the first nine months of fiscal 1998 from 25.1% in the first nine months of fiscal 1997. The increase in the amount of gross profit resulted primarily from increases in sales volumes of the Company's products (and, in particular, the Company's Velocity 128 and Black Magic Voodoo2 multimedia accelerators). The decrease in gross profit as a percentage of net sales resulted primarily from increased pricing pressure on the Velocity 128 and other products and increased overtime and labor costs caused by the higher rates of production necessary to meet increased product demand. These increases were partially offset by the economies of scale resulting from higher production volumes and increased operating efficiencies. Gross margins are expected to continue to fluctuate as a result of sales channel mix, product mix and other factors. See "Risk Factors -- Potential for Fluctuating Operating Results; Seasonality" and
"-- Dependence on Suppliers".

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $7.9 million in the first nine months of fiscal 1998 from $4.5 million in the first nine months fiscal 1997, representing an increase of 76.4%. Research and development expenses as a percentage of net sales increased to 3.7% in the first nine months of fiscal 1998 from 3.2% in the first nine months of fiscal 1997. The increase in research and development expenses on a dollar and percentage basis resulted primarily from increased staffing at the Company's corporate headquarters and at each of the design centers in Austin, Texas; Eugene, Oregon; and Belfast, Northern Ireland. Other expenses associated with the development of new products and increased expenses associated with software and driver development also contributed to the increase in research and development expenses.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $13.1 million in the first nine months of fiscal 1998 from $10.7 million in the first nine months of fiscal 1997, representing an increase of 22.2%. Sales and marketing expenses as a percentage of net sales decreased to 6.2% in the first nine months of fiscal 1998 from 7.7% in the first nine months of fiscal 1997, primarily due to increases in net sales at a rate faster than that of sales and marketing expenses. The increase in sales and marketing expenses resulted primarily from additional staffing and commissions paid as a result of higher sales, partially offset by decreases in commissions paid to independent sales representatives. Increased expenses for advertising and promotional programs in the commercial channel, the specialized technology channel and the international market also contributed to the increased expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $9.0 million in the first nine months of fiscal 1998 from $7.6 million in the first nine months of fiscal 1997, representing an increase of 18.5%. General and administrative expenses as a percentage of net sales decreased to 4.3% in the first nine months of fiscal 1998 from 5.5% in the first nine months of fiscal 1997. The increase in the amount of general and administrative expenses was primarily due to increased expenses associated with the Company's growth, including increased staffing, occupancy costs and other general operating expenses.

INTEREST (INCOME) EXPENSE, NET. Net interest (income) expense decreased to approximately $585,000 in the first nine months of fiscal 1998 from approximately $1.2 million in the first nine months of fiscal 1997, representing an decrease of 50.6%. The decrease in the amount of net interest (income) expense was primarily the result of the interest income earned on short-term investments of the proceeds from the secondary offering and the reduction in total average debt and interest rates, partially offset by the increase in obligations under capital leases outstanding during the period.

SEASONALITY. The Company's quarterly operating results vary significantly depending on a number of factors, including, but not limited to: the timely introduction by the Company of new or enhanced products and the market's acceptance of these products; the Company's ability to introduce and market products in accordance with its OEM customers' design requirements and design cycles; changes in demand for functionality of the Company's products and the products of its OEM customers; the gain or loss of significant OEM customers; the volume and timing of significant customer orders received during the period; the availability, pricing and timeliness of component delivery for the Company's products; increased competition from existing competitors and new entrants to the market; the timing of new product announcements or product introductions by the Company's competitors; product obsolescence, management of product transitions and unanticipated delays or problems in the introduction or production of products by the Company or its OEM customers; product reviews and other media coverage; anticipated and unanticipated decreases in average selling prices of the Company's products; changes in the mix of products sold by the Company's OEM and other customers; changes in the pricing policies of the Company, its suppliers and customers; management of inventory by the Company and its customers; changes in the Company's sales channel mix or in the sourcing strategies of its OEM customers; and product returns or price protection charges by the Company's customers. Because the timing of these factors may vary, the results of any particular quarter may not be indicative of results for the full year or any future period. In addition, the PC market generally experiences weaker sales during the summer months. It is likely that in some future period the Company's operating results or business outlook will be below the expectations of securities analysts or investors, which would likely result in a significant reduction in the market price of the Company's Common Stock. See "Risk Factors - Potential for Fluctuating Operating Results; Seasonality" and
"- Stock Price Volatility."

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital and liquidity needs are for financing inventory and accounts receivable and for manufacturing and other equipment expenditures. The Company has generally financed these capital and liquidity needs and its operations through a combination of cash generated from operations, trade credit from vendors, bank borrowings and the net proceeds from its initial public offering. As a result of the Company's rapid growth in recent years and its capital requirements, during the second quarter of fiscal 1998 the Company completed a public offering of 2,775,000 shares of Common Stock. Net proceeds from the offering were used to reduce indebtedness and the balance was retained for general corporate purposes. Future growth, if any, may require additional capital, particularly to support increased working capital needs, staffing requirements, promotional expenses, manufacturing facilities and equipment requirements.

Cash used in operating activities of $9.0 million in the first nine months of fiscal 1998 was primarily attributable to reductions in accounts payable, partially offset by reductions in accounts receivable and increased earnings. Cash used in operating activities of $1.1 million in the first nine months of fiscal 1997, was primarily attributable to increases in accounts receivable as a result of higher sales and reductions in accounts payable, partially offset by increases in earnings. At October 31, 1997, the Company's working capital was $31.4 million, compared to $98.5 million at July 31, 1998. Cash and cash equivalents was $3.9 million and $30.8 million at October 31, 1997 and July 31, 1998, respectively.

The Company invested $9.6 million in capital equipment in fiscal 1997, and an additional $777,000 during the first nine months of fiscal 1998. The Company's investment in equipment is primarily attributable to manufacturing equipment additions and upgrades of existing equipment to support the increased demand for and complexity of the Company's products. During the 1998 first fiscal quarter, the Company completed a move to a new 137,000 square foot manufacturing facility in Juarez, Mexico, located immediately adjacent to its previous facility. The Company has retained one-half of its previous facility for expansion.

During the 1997 fourth fiscal quarter, the Company installed two new high-speed surface-mount technology ("SMT") assembly lines at its new facility, at a total cost of approximately $6.3 million. An additional line was installed during the third fiscal quarter of 1998, at a cost of $2.9 million. This equipment has been financed through operating lease finance arrangements. During the 1996 fourth fiscal quarter, the Company installed four SMT assembly lines, at an approximate total cost of $4.2 million. This equipment was also financed through operating lease financing arrangements. The Company's aggregate obligations under all such equipment lease financing arrangements totaled approximately $9.5 million at October 31, 1997 and approximately $10.6 million at July 31, 1998. The Company expects that additional capital expenditures for similar types of equipment may be necessary to support additional future customer demand and production requirements, although there can be no assurance in this regard.

The Company has a $40.0 million Revolving Credit Facility, as well as a $3.0 million term loan (the "Mezzanine Facility"). As of July 31, 1998, the Company had $2.0 million and $2.7 million outstanding under the Revolving Credit Facility and the Mezzanine Facility, respectively. The principal amount outstanding under the Revolving Credit Facility bears interest at LIBOR plus 175 basis points (7.406% at July 31, 1998). The principal amount outstanding under the Mezzanine Facility bears interest at LIBOR plus 250 basis points (8.156% at July 31, 1998) and is payable in 60 equal monthly installments of principal and interest, which began on November 1, 1997. Availability under the Revolving Credit Facility is calculated using formulas based on eligible accounts receivable, as defined by the Revolving Credit Facility Agreement. The indebtedness under the Revolving Credit Facility matures on November 21, 1999 and the indebtedness under the Mezzanine Facility matures on November 1, 2002.

In December 1997, the Company entered into a five year agreement to construct and lease a new corporate headquarters in Richardson, Texas. Construction on the 210,000 square foot facility began in December 1997, and the total cost is estimated to be approximately $22.8 million (including land). The lessor has agreed to fund the cost of the land and construction of the building (subject to reductions based on certain conditions in the lease agreement). The Company plans to occupy the facility during the 1999 first fiscal quarter with rental payments commencing upon occupancy. The Company estimates that its monthly rent for this facility will be approximately $225,000 for the four year period following completion of the facility. This amount is in excess of the current facilities expense, as local rental rates have increased and the Company is increasing the square footage of its corporate headquarters. The lease agreement also provides that the amount of lease payments are subject to adjustment based upon prevailing interest rates. As a consequence, an increase in prevailing interest rates will increase the Company's facilities expense.
The Company has recently entered into an interest rate swap agreement, whereby the interest rate on a majority of the obligation is fixed at 7.55%. The Company is also seeking opportunities to sublease that portion of its new headquarters facility which the Company does not expect to utilize immediately following its occupancy of the new facility. The monthly rent currently paid for the Company's headquarters facility will be eliminated with the move to the new facility. At the end of the lease for the new facility, the Company may elect to either renew the lease, pay off the underlying debt on the facility or cause the building to be sold. In the event of a sale, the proceeds will be used to retire the underlying debt with any excess to be paid to the Company. The Company is responsible for any outstanding balance due on the underlying obligation after the sale of the facility. See "Risk Factors - Headquarters Relocation."

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

ITEM 5.   OTHER INFORMATION -RISK FACTORS

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

CUSTOMER CONCENTRATION; DEPENDENCE ON PC MARKET

The Company's three largest OEM customers accounted for approximately 75% of net sales during the first nine months of fiscal 1998, with Gateway, Inc. ("Gateway"), Dell Computer Corporation ("Dell") and Compaq Computer Corporation ("Compaq") accounting for approximately 39%, 32% and 4%, respectively, of the Company's net sales for such period. The Company's three largest OEM customers accounted for approximately 66% of net sales in fiscal year 1997, with Gateway, Dell and Compaq accounting for approximately 35%, 20% and 11%, respectively, of the Company's net sales for such period. Historically, Gateway has been the Company's largest customer, while Dell and Compaq have become more significant customers in recent periods. The Company's other significant customers have changed from period to period.

The Company has no long-term commitments or contracts with any of its customers. Any reduction of business from Gateway, Dell or Compaq or the loss of Gateway, Dell or Compaq as a major customer would have a material adverse effect on the Company's business, financial condition and results of operations. Due to their purchasing power, the Company's OEM customers are able to exert significant pressure on the prices of the Company's products, which could impair the Company's gross profit margins and have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company believes that its future prospects will largely depend from time to time upon the success of a limited number of key component suppliers (currently, its graphics controller chip suppliers) and a few major OEM customers (currently, Gateway, Dell and Compaq). Because a limited number of major OEMs currently ship the majority of the PCs products, the number of potential customers that the Company can target is currently limited. There can be no assurance that the Company will be successful in maintaining its existing relationships with its major OEM customers or in securing additional major OEM customers and there can be no assurance that the Company will be able to retain or increase the volume or profitability of products currently manufactured by the Company for such customers. Any failure by the Company to retain its existing OEM customers, or establish profitable relationships with additional major OEM customers, or to maintain and increase the volume and profitability of the products manufactured for such customers would have material adverse effect on the Company's business, financial condition and results of operations.

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

INTERNATIONAL OPERATIONS

Substantially all of the Company's manufacturing operations are carried out in Juarez, Mexico. The Company's export sales (which primarily consist of European sales) were approximately 26% and 27% of net sales in the first nine months of fiscal 1998 and fiscal year 1997, respectively. The Company is subject to the general risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in currency exchange rates, delays resulting from difficulty in obtaining export licenses for certain technology, state imposed restrictions on the repatriation of funds, tarriffs and other barriers and the restrictions and burdens of complying with a variety of foreign laws. In addition, the Company is subject to general geopolitical risks, such as political instability and changes in diplomatic and trade relationships, in connection with its international operations. Although to date the Company has not experienced any material adverse effects on its business, financial condition or results of operations as a result of such factors, there can be no assurance that such factors will not have such effects in the future, or require the Company to modify its business practices.

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

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
(a)       Exhibits

     EXHIBIT NUMBER
     --------------
     27.1     Financial Data Schedule

     (b)      Current Reports on Form 8-K

              There were no reports filed on Form 8-K during the quarterly period ended July 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       STB SYSTEMS, INC.


Dated: September 14, 1998              By:    /s/ William E. Ogle
                                           ------------------------------------
                                       President and Chief Executive Officer


Dated September 14, 1998               By:    /s/ Bryan F. Keyes
                                           ------------------------------------
                                       Bryan F. Keyes, Vice President of
                                       Administration and General Counsel