Form 10-K
period 1998-10-31
STB SYSTEMS INC
filed 1999-01-28
CIK 934596

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-25540

                               STB SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

                   TEXAS                               75-1855896
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

           3400 WATERVIEW PARKWAY                         75080
             RICHARDSON, TEXAS                         (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (972) 234-8750

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    Common Stock, par value $0.01 per share
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value on January 20, 1999 of the voting and non-voting common equity held by non-affiliates of the registrant was $91,444,815.

    Number of shares of registrant's Common Stock, par value $0.01 per share, outstanding as of January 20, 1999: 12,606,787.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

    UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERM "STB," "WE" OR "US" WHEN USED IN THIS REPORT REFERS TO STB SYSTEMS, INC., A TEXAS CORPORATION, AND ITS CONSOLIDATED SUBSIDIARIES AND PRIOR AFFILIATES. THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN OR CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING WITHOUT LIMITATION THOSE SET FORTH UNDER "RISK FACTORS" BELOW.

INTRODUCTION

    We design, manufacture and sell multimedia subsystems and specialized technology products, primarily for use in desktop personal computers ("PCs"). These products supplement a PC's central processing unit (the "CPU") to enhance multimedia performance and to accelerate the computationally intensive operations and processing requirements necessary to perform advanced multimedia applications. We focus primarily on the sale of products to major original equipment manufacturers ("OEMs"), and work closely with our component suppliers and OEM customers to develop products that are responsive to technological trends and consumer demand. We manufacture substantially all of our products at our ISO 9002 certified facility in Juarez, Mexico. We believe that this enables us to respond more quickly to changing customer needs, to maintain product quality and to achieve economies of scale.

    Our multimedia subsystem product line includes a wide selection of multimedia accelerator subsystems (also referred to as "graphics add-in cards" or "graphics boards") designed primarily for use in mid to high-end PCs. Our multimedia accelerator subsystems enable users to take advantage of true-color graphics, 3D and other video features found in the latest PC operating systems (such as Microsoft Windows 98 and Windows NT) and in multimedia applications. We sell our multimedia subsystem products to major OEMs and, to a lesser extent, to commercial customers, such as retailers, distributors and direct-mail companies. We are broadening our relationships with OEMs beyond the sale of multimedia accelerator subsystems to include the sale of other complementary multimedia subsystems, such as DVD decoder subsystems and PC/TV convergence subsystems. Sales of multimedia subsystems to OEMs represented approximately 80% of our total net sales for the fiscal year ended October 31, 1998. Our OEM and commercial customers include Gateway, Inc. ("Gateway"), Dell Computer Corporation ("Dell"), Compaq Computer Corporation ("Compaq"), International Business Machines Corporation ("IBM"), Best Buy Co., Inc. ("Best Buy"), CompUSA Inc. ("CompUSA"), Tech Data Corporation and Ingram Micro, Inc.

    Our specialized technology products include products designed to enable a single computer to control the display of up to 32 monitors and a line of multi-channeled digital video products. These products apply proprietary software and hardware designs to industry standard components to deliver solutions tailored to customers' needs. We sell our specialized technology products primarily to resellers, OEM workstation groups and corporate customers for specialized applications in the financial services, hospitality, factory automation, cable television distribution, transportation and emergency response industries. Customers for our specialized technology products include Reuters Limited, Compaq and LodgeNet Entertainment Corporation.

PROPOSED 3Dfx MERGER

    GENERAL. On December 13, 1998, we entered into a Merger Agreement (the "3Dfx Merger Agreement") with 3Dfx Interactive, Inc., a California corporation ("3Dfx"). The 3Dfx Merger Agreement provides for the merger of a newly formed, wholly-owned subsidiary of 3Dfx with and into STB (the "3Dfx Merger"). STB will be the surviving corporation of the 3Dfx Merger and, upon consummation of the 3Dfx Merger, will become a wholly-owned subsidiary of 3Dfx. In the event that the 3Dfx Merger is consummated, the combination of 3Dfx's and STB's operations will result in many significant changes in our business.

    EFFECTIVE TIME OF THE 3Dfx MERGER. The 3Dfx Merger will become effective upon the filing of the executed Articles of Merger with the Secretary of State of Texas (the "Effective Time"). The 3Dfx Merger

Agreement provides that the parties thereto will cause the Articles of Merger to be filed as soon as practicable after the occurrence of the following events:

    - The 3Dfx shareholders have approved the 3Dfx Merger, the 3Dfx Merger Agreement and issuance of 3Dfx Common Stock pursuant to the 3Dfx Merger Agreement

    - Our shareholders have approved and adopted the 3Dfx Merger Agreement and approved the 3Dfx Merger

    - The parties obtain all required regulatory approvals, take all required actions and satisfy or waive all other conditions to the consummation of the 3Dfx Merger

We cannot guarantee that these conditions precedent to the 3Dfx Merger will be satisfied. Moreover, the 3Dfx Merger Agreement may be terminated by either 3Dfx or STB under various conditions specified in the 3Dfx Merger Agreement. Therefore, there can be no assurance as to whether or when the 3Dfx Merger will become effective.

    CONVERSION OF SECURITIES. In the event of the consummation of the 3Dfx Merger, each outstanding share of STB Common Stock will automatically be converted into 0.65 of a share of 3Dfx Common Stock (the "Exchange Ratio"). No fractional shares of 3Dfx Common Stock will be issued in the 3Dfx Merger. Pursuant to the 3Dfx Merger Agreement, each STB shareholder who would otherwise be entitled to receive a fraction of a share of 3Dfx Common Stock will receive from 3Dfx an amount of cash equal to the per share market value of 3Dfx Common Stock multiplied by the fraction of a share of 3Dfx Common Stock to which such shareholder would otherwise be entitled. Under the 3Dfx Merger Agreement, the per share market value of 3Dfx Common Stock will be based on the closing price of a share of 3Dfx Common Stock as reported on the Nasdaq National Market ("Nasdaq") on the last full trading day prior to the Effective Time. Based upon the number of shares of 3Dfx Common Stock and STB Common Stock outstanding at December 31, 1998, an aggregate of approximately 8,193,827 shares of 3Dfx Common Stock would be issued in connection with the 3Dfx Merger. This amount represents approximately 34.3% of the total number of shares of 3Dfx Common Stock outstanding after giving effect to such issuance (excluding shares issuable upon the exercise of options or warrants). In addition, pursuant to the 3Dfx Merger Agreement, certain outstanding options to purchase shares of STB Common Stock, as well as a warrant to purchase shares of STB Common Stock, will be converted into options and a warrant to purchase 65% of as many shares of 3Dfx Common Stock at a correspondingly adjusted exercise price.

    The Exchange Ratio is fixed and will not increase or decrease due to fluctuations in the market price of either 3Dfx Common Stock or the STB Common Stock. In the event that the market price of 3Dfx Common Stock decreases or increases prior to the Effective Time, the value at the Effective Time of 3Dfx Common Stock to be received by STB shareholders in the 3Dfx Merger would correspondingly decrease or increase. We can give no assurance as to the market prices of 3Dfx Common Stock or STB Common Stock at any time before the Effective Time or as to the market price of 3Dfx Common Stock at any time thereafter.

    OTHER AGREEMENTS EXECUTED WITH THE 3Dfx MERGER AGREEMENT. Concurrently with the signing of the 3Dfx Merger Agreement, STB and 3Dfx entered into the STB Stock Option Agreement, pursuant to which STB granted 3Dfx the right to purchase up to 1,890,883 shares of STB Common Stock (representing 15.0% of the outstanding shares of STB Common Stock as of December 31, 1998 on an undiluted basis) at an exercise price of $5.78 per share. The option can be exercised only if a person or group acquires beneficial ownership, or the right to acquire beneficial ownership, of more than 20% of the outstanding STB Common Stock, any person shall have made a tender offer or exchange for at least 20% of the outstanding STB Common Stock, or STB shall have entered into an agreement relating to liquidation, dissolution, recapitalization, merger, consolidation or acquisition. In certain circumstances, 3Dfx may, in lieu of exercising the option described above, require that STB pay to 3Dfx a cancellation fee. In connection with the execution of the 3Dfx Merger Agreement, all executive officers and directors and certain affiliated shareholders of STB, who beneficially owned approximately 12.1% of the outstanding shares of STB Common Stock (excluding shares subject to options) as of December 31, 1998, have agreed with 3Dfx that they will vote their shares of STB Common Stock (i) in favor of approval of the 3Dfx Merger Agreement, the 3Dfx Merger and any matter that could reasonably be expected to facilitate the 3Dfx Merger and (ii) against approval of any proposal opposing or competing against the 3Dfx Merger. Also, all executive officers and directors and certain affiliated shareholders of 3Dfx who beneficially owned, in the aggregate, approximately 13.3% of the outstanding shares of 3Dfx Common Stock (excluding shares subject to options) as of December 31, 1998, have agreed with STB that they will vote their shares of 3Dfx Common Stock in favor of the 3Dfx Merger Agreement, the 3Dfx Merger, the issuance of 3Dfx Common Stock pursuant to the 3Dfx Merger and any matter that could reasonably be expected to facilitate the 3Dfx Merger.

INDUSTRY

    According to Dataquest, an estimated 97.3 million PCs were shipped worldwide in 1998, compared to 83.1 million units in 1997 and 70.9 million units in 1996. A substantial portion of the PCs shipped in recent periods incorporate high performance Intel Pentium, Pentium Pro and Pentium II processors and support multimedia functionality. Typical multimedia functions include CD-ROM storage and playback, high-resolution graphics, digital video and audio and, in most systems, hardware 3D acceleration and telecommunications. The evolution of these multimedia-enabled PCs has been driven by the proliferation of high performance hardware, advanced operating systems, the popularity of the Internet and the growth in the number of consumer and business applications featuring advanced graphics, video and sound.

    The PC market continually demands more sophisticated multimedia products as new technologies evolve and enter the mainstream. Intel's incorporation of the MMX extended instruction set in microprocessors, as well as our support of the Accelerated Graphics Port ("AGP"), reflects the demand for higher CPU multimedia functionality and better integration between the CPU and the multimedia subsystem. These architectural enhancements, in combination with evolving digital standards such as MPEG-2 decompression, Dolby Digital audio and DVD storage, are establishing the PC as the enabling platform for digital television, video teleconferencing and other emerging multimedia capabilities.

    Multimedia applications typically place substantial processing demands on a CPU, often degrading system performance. Offloading the computationally intensive multimedia processing functions to specialized graphics and other multimedia subsystems can reduce the processing burden on the CPU by allowing the CPU to address other functions. This improves the PC's overall performance. Multimedia processing functions can be offloaded either by placing subsystems on the motherboard or by using add-in subsystems. Motherboard implementations typically cost less than add-in subsystems. However, most motherboards currently provide lower levels of functionality and performance than multimedia subsystems. Add-in subsystems, while more expensive, generally support higher levels of functionality and provide a higher degree of flexibility in PC configuration, because PC manufacturers can stabilize their motherboard configurations and add multimedia subsystems that suit end-user demands. Consequently, PC manufacturers can integrate new technologies into their product lines more rapidly and meet a range of price and performance requirements.

    Historically, PC manufacturers introduced more powerful PCs at relatively constant prices. Recently, PC manufacturers have introduced PCs at lower price points, in particular below $1,000. OEMs meet some of the cost requirements for the lower cost PC market by reducing the complexity of their products. To this end, OEMs have begun to integrate functionality previously provided by separate subsystems, including multimedia subsystems, onto their motherboards.

    The accelerating pace of technological advancement and the demand by consumers for more functionality have required OEMs to deliver technological innovation to the market more quickly. As a result, PC manufacturers must frequently introduce new PC models to the market. Accelerating time-to-market demands have made it more difficult for OEMs to devote the resources necessary for the timely internal development of multimedia subsystems incorporating the latest innovations. In addition, many OEMs are expanding their product lines in response to consumer demand for a broader range of price and performance options. As a result, many OEMs outsource their multimedia subsystem development needs to those suppliers able to meet their time-to-market and performance requirements with high quality, cost-effective solutions.

OUR SOLUTION

    We deliver innovative multimedia subsystems and specialized technology products to our customers. We design our multimedia subsystems and specialized technology products to meet increasing performance requirements at cost-effective prices and on a timely basis. By working closely with component suppliers and OEM customers, we can develop innovative products that respond to product development trends and consumer demands. As OEM customers communicate desired features for next generation products, we use our close supplier relationships and our technical and marketing expertise to determine the most appropriate components to meet required price and performance specifications. By maintaining direct control over production, we believe that we can respond more quickly to changing customer needs and better control quality and costs. We also believe that our strong relationships with our suppliers and our OEM customers, coupled with our software and hardware design expertise and our in-house manufacturing capabilities, give our customers a time-to-market advantage over competing solutions.

STRATEGY

    Our goal is to become the leading supplier of multimedia accelerator subsystems and certain other multimedia subsystems for PCs. The major elements of our strategy include:

    - CONTINUED FOCUS ON OEM CUSTOMERS AND OEM SALES CHANNEL. We focus on our OEM customers, and, in particular, on several of the largest OEMs. As a result, we have experienced significant increases both in net sales within this channel and in the proportion of net sales within this channel during the past several years. During fiscal year 1998, approximately 80% of our net sales were realized through our OEM channel, with Gateway, Dell and Compaq accounting for 39%, 31% and 5% of net sales, respectively. By developing and maintaining close relationships with leading OEMs, we believe that we can better anticipate the demands of our OEM customers, understand market trends and accelerate product development to address the requirements of our customers.

    - CONTINUED FOCUS ON MULTIMEDIA ACCELERATOR SUBSYSTEM MARKET AND OTHER EMERGING MULTIMEDIA OPPORTUNITIES. We intend to continue to focus our efforts on the multimedia accelerator subsystem market, where we have consistently demonstrated our ability to introduce multimedia accelerator subsystems designed to satisfy rapidly evolving and increasingly demanding performance standards. We also intend to leverage our strong relationships with our suppliers and our OEM customers, our software and hardware expertise, and our in-house manufacturing capabilities to become the provider of choice to OEMs for other multimedia subsystem products, such as DVD decoder subsystems and PC/TV convergence products.

    - VALUE-ADDED ENGINEERING EXPERTISE. Our experienced software and hardware engineers provide us with industry-leading design expertise. We intend to apply this engineering expertise to respond more quickly to customer requirements, to anticipate trends and advances in our industry and to expand our product line to take advantage of new technology applications. During the past several years, our products have won industry awards from numerous publications, including PC MAGAZINE, PC WORLD, WINDOWS MAGAZINE, PC PROFESSIONAL and PC COMPUTING, as well as a number of major technology websites.

    - CONTROL OF MANUFACTURING. We believe that we are the only major independent supplier of multimedia accelerator subsystems that manufactures all of its own products. We believe that operating our own manufacturing facility that incorporates automated SMT in Juarez, Mexico enables us to maintain lower manufacturing costs, to meet expedited customer delivery schedules, to adjust quickly to changes in product orders, to achieve shorter production cycles and to accommodate modified or unusual design specifications. We also believe that operating our own manufacturing facility ensures product quality and reliability.

    - SELECTIVE PURSUIT OF ADDITIONAL SALES CHANNELS. In addition to expanding our OEM sales channel, we intend to continue our efforts to further penetrate the commercial market. We believe that our experience in meeting the standards that our OEM customers demand better positions us to provide competitive products in the commercial market. We also believe that increased awareness of the STB brand name, due in part to our penetration into the OEM sales channel, has strengthened our position in the commercial market. We continue to seek to leverage the expertise that we have acquired by developing and manufacturing multimedia subsystem products in order to develop and manufacture our specialized technology products. While we believe that we are already one of the world's largest suppliers of specialized technology products, we intend to continue marketing these products both to current customers and to new customers in the same and other targeted industries.

PRODUCTS

    We divide our products into two categories: multimedia subsystem products and specialized technology products. From our entry-level to our most sophisticated products, we offer our customers products that enhance the graphics, video and audio capabilities for an increasingly broad range of PC configurations and applications.

MULTIMEDIA SUBSYSTEM PRODUCTS

    Our multimedia subsystem products include a full range of multimedia accelerator subsystems at various price points, as well as other multimedia subsystem products.

    MULTIMEDIA ACCELERATOR SUBSYSTEMS. Substantially all of our multimedia accelerator subsystems can display full-motion video images and provide accelerated 3D graphics on a PC. A typical multimedia accelerator subsystem consists of a printed circuit board configured with a graphics controller chip, memory chips and software drivers and utilities. We believe that optimal graphics enhancement and video display require custom software and hardware designs that maximize the performance and features of a PC system. We distinguish our products from those of our competitors through our proprietary software drivers and utilities and through the hardware design of our multimedia accelerator subsystems. STB supports various chipsets, with a consistent interface that supports multiple languages, including English, German, French, Dutch, Polish, Japanese, Italian and Spanish, and enhances the performance of a multimedia accelerator subsystem.

    The performance of our multimedia accelerator subsystem product line varies based on display speed, resolution, color depth and 2D/3D capability. The graphics controller chip and software driver largely determine the display speed of a multimedia accelerator subsystem. The amount of display memory primarily determines display resolution and color depth. We offer a wide array of multimedia accelerator subsystems that are compatible with the bus architectures prevalent in today's market.

    By offering a complete line of multimedia accelerator subsystems, we can better establish and build relationships with OEMs. We currently offer multimedia accelerator subsystem products targeted at PC enthusiasts and users requiring high performance. The top of our enthusiast product line is the Velocity 4400, which has 16MB of Synchronous Dynamic RAM ("SDRAM") and incorporates the nVidia RIVA TNT graphics controller chip. We also offer other products based on 3Dfx graphics controller chips. The Black Magic product, which uses the 3Dfx Voodoo2 chipset, is a 3D-only product intended to optimize the performance of video games on the PC. Another 3Dfx product is the Lightspeed 3300, which uses the 3Dfx

Banshee graphics controller chip. For fiscal year 1998, substantially all of the multimedia accelerator subsystems shipped by us possessed hardware-assisted 3D capability.

    OTHER MULTIMEDIA SUBSYSTEM PRODUCTS. In addition to multimedia accelerator subsystems, we offer complementary multimedia subsystem products that incorporate various emerging technologies.

    - DVD DECODER SUBSYSTEMS. We continue to ship to OEMs products designed to enable the use of DVD drives in PCs. The DVD is a 5 1/4-inch diameter disk that looks almost identical to the CD-ROM. However, due to advances in recording technology, the capacity for the DVD exceeds 4,770 megabytes, as compared to 680 megabytes on the CD-ROM. Full motion video and audio data that is recorded on the DVD is compressed using the MPEG-2 standard, and the audio data is digital data using Dolby Digital processing. This video and audio data must be processed as it goes from the DVD drive to the PC memory. Our DVD decoder subsystem processes this data. Several of our multimedia accelerator subsystems provide DVD decoding capability in addition to 3D graphics. Because DVD drives can read current CD-ROMs, DVD's began replacing CD-ROMs in 1998. Industry analyst International Data Corporation ("IDC") predicts that the DVD will gain market share relative to the CD-ROM over the coming years. According to IDC, approximately 2.3 million DVD drives were sold into the PC market in 1997 and approximately
      83.8 million units will be sold into the PC market in the year 2000.

    - PC/TV CONVERGENCE SUBSYSTEMS. Our PC/TV convergence subsystems can receive analog television broadcasts or cable transmissions and produce a full-motion television display on a PC monitor. These products also allow users to access Intel Intercast, which broadcasts within an analog television transmission signal and provides Internet-like information to supplement television programs. We sell our PC/TV Convergence subsystems through our OEM channel and through commercial retailers such as Best Buy and CompUSA. Our television tuner products are used in systems sold by Gateway, Dell and Micron.

    We anticipate that our multimedia subsystem product line will continue to evolve based upon our assessment of strategic multimedia opportunities and the continuing demand for new generations of video solutions from OEMs and end-users. Our multimedia subsystem products tend to have relatively short life cycles, reflecting the dynamic nature of technological development within the PC industry. Historically, OEMs have introduced new system configurations as often as twice a year, and we must design, develop, manufacture and deliver our new products to comply with OEMs' schedules. The life cycle for a multimedia accelerator subsystem typically runs six to nine months (plus a few additional months of sales for certain products in the commercial market). See "--Risk Factors--STB's Products Have Short Product Life Cycles; STB Must Successfully Manage Product Transitions."

    Our current major multimedia accelerator subsystems and other multimedia subsystem products include the following:

PRODUCT NAME                                                 DESCRIPTION                                  STATUS
------------------------------  ----------------------------------------------------------------------  ----------
                                           PROFESSIONAL 3D ACCELERATORS

Velocity 4400 AGP.............  Entry level professional 3D accelerator based on the nVidia RIVA TNT     Shipping
                                  graphics accelerator with 16MB SDRAM

Glyder TX Gold................  High performance professional 3D accelerator subsystem utilizing the      Mature
                                  3Dlabs Glint TX graphics processor

Glyder MX.....................  Professional 3D accelerator subsystem based on 3Dlabs GLINT MX            Mature
                                  accelerator with 8MB VRAM and up to 32MB DRAM

                                          PERFORMANCE 2D/3D ACCELERATORS

Velocity 4400 PCI/AGP.........  High performance graphics accelerator based on the nVidia RIVA TNT       Shipping
                                  high performance 2D/3D graphics accelerator. Available with 8MB or
                                  16MB of SDRAM and TV-Out

Velocity 128 PCI/AGP..........  Upper mid-range performance graphics accelerator based on the nVidia     Shipping
                                  RIVA 128 architecture utilizing 4MB or 8MB of SGRAM/SDRAM

BlackMagic 3D.................  Enthusiast level 3D accelerator based on the 3Dfx Voodoo2 3D graphics    Shipping
                                  chipset. Available with 12MB of high speed EDO DRAM

Nitro 3D......................  Entry level graphics accelerator based on the S3 ViRGE/GX graphics       Shipping
                                  chipset utilizing 4MB of SDRAM

Nitro 64 Video................  Cirrus Logic CL5446 accelerator with 2MB EDO DRAM                         Mature

Powergraph 64 Video...........  Entry level accelerator based on the S3 Trio64V2                          Mature

                                              DVD DECODER SUBSYSTEMS

DVD Theater...................  An all hardware DVD/MPEG-2 solution using an IBM Microelectronics MPEG   Shipping
                                  decoder chip

Impact DVD....................  Hybrid DVD/MPEG-2 decoder based on the Chromatic Research Mpact 2        Shipping
                                  media processor

                                           PC/TV CONVERGENCE SUBSYSTEMS

Desktop TV....................  Leading edge convergence subsystem enabling TV and stereo FM decoding    Shipping
                                  on a PC platform. The product supports Web TV broadcasts and VBI data decode

SPECIALIZED TECHNOLOGY PRODUCTS

    Our specialized technology products apply proprietary software and hardware designs to industry standard components to deliver tailored solutions for specific problems. These specialized technology products typically have significantly lower unit sales volumes but relatively higher unit prices and gross profit margins than our multimedia subsystem products. We sell our specialized technology products primarily to resellers, OEM workstation groups and corporate customers in a number of industries, including financial services, hospitality, factory automation, cable television distribution, transportation and emergency response industries. Our specialized technology products include products designed to enable a single computer to control the display of up to 32 monitors and a line of multi-channeled digital video products.

    We offer two families of multi-monitor multimedia accelerator subsystem products. The resolution of the monitors with which they are designed to be used distinguishes these two families. The MVP family of products uses high-resolution monitors, while the Channel family uses low-resolution, television-type monitors. Importantly, we incorporate our "virtual screen" software driver and our Mediator utility into the MVP family of products. Our "virtual screen" software driver enables multiple monitors to act as a single screen, displaying numerous "windows" of information through only one computer. Our Mediator utility enables the user to control the placement of applications on the available displays. Several financial institutions presently employ this capability in their trading rooms, where large amounts of information must be continuously available to traders. We have made several technological advances to our existing MVP product line, including the introduction of full motion digital video scalers, live video/TV tuner input ports (based on the PCI bus standard) and new video graphics drivers and utilities. Our Channel products are used in applications, such as airport arrival and departure displays, where lower cost and larger display size are more important than clarity of display. Hotel room televisions also use our Channel products to facilitate the selection of on-demand programming.

    We also recently introduced several specialized technology products incorporating digital video features that meet the MPEG-2 decompression standard. In some cases, these products incorporate a multimedia accelerator subsystem. Those specialized technology products processing multi-monitor control capability enable applications, such as video-on-demand, by storing video data for viewing at a later time and by receiving MPEG-2 encoded material over direct broadcast satellite or advanced technology cable. We cannot be assured, however, that such products can be produced in profitable quantities, if at all. See "--Risk Factors--Risks From STB's Entry into New Product Markets."

    Listed below are the principal industries and applications for our specialized technology products:

INDUSTRY                                                               APPLICATION
-------------------------------------  ---------------------------------------------------------------------------
Financial services...................  Support of simultaneous display of multiple data sources on multiple monitors from a single PC for use by financial traders

Hospitality..........................  Control of display on hotel room televisions to allow guests to view movie choices, review bill prior to checking out and obtain other information

Factory automation...................  Dual-monitor graphical man-machine interface for factory machinery

Cable television distribution........  Video servers and local advertising insertions

Transportation.......................  Flight arrival and departure information

Emergency response...................  "911" emergency call center displays to allow the operator to follow multiple calls simultaneously, plus view a map of the emergency location on a separate monitor

    On occasion, we also provide contract assembly services for third parties. Such contract assembly services add incrementally to gross profit and contribute to the absorption of overhead by utilizing manufacturing capacity. Revenues from contract assembly services constituted approximately 1% of our net sales in fiscal year 1998.

DESIGN AND DEVELOPMENT

    Meeting the performance requirements of OEM customers and reinforcing our competitive position in other sales channels requires the timely development and introduction of new products. We work closely with our suppliers and OEM customers to develop new products that satisfy their specific product requirements. Our software and hardware engineers design, develop and test the new product prototypes, selecting the most appropriate graphics controller chips, memory chips and other components for our products. Our design and development personnel enable us to repeatedly deliver the latest technologies to the OEM market.

    In order to achieve customer acceptance for our products, our compatibility lab ensures that our products can function properly in a variety of PC system configurations and with popular commercial application software and operating systems. Our compatibility lab also compares the test performance of our products against that of competitors' products. We submit most of our products for compatibility and performance testing to Microsoft's WHQL. While WHQL certification may require several weeks to complete, it entitles us to claim that a particular product is "Designed for Microsoft Windows." Our OEM customers typically require our products to be "Designed for Microsoft Windows" prior to making volume purchases. We also send product prototypes to OEM customers for performance and compatibility testing and to the Federal Communications Commission (the "FCC") and the Cenelec branch of the European Economic Community (the "EEC") for "CE Certification." See "--Government Regulations." After any necessary modifications are made to a product, we release it for production.

    We believe that the strength of our engineering resources is critical to our competitiveness. We have substantially increased our engineering and technical resources, so that, as of December 31, 1998, we had a total engineering staff of 101, including 18 hardware engineers and 51 software engineers. We have also established software engineering centers in Eugene, Oregon; Belfast, Northern Ireland; and Austin, Texas. Our engineering resources are critical to our strength in responding quickly to customer requirements, anticipating trends and advances in our industry and expanding our product line to access new technologies and applications. See "--Products" and "--Risk Factors--Risks Related to the 3Dfx Merger."

    We have won numerous awards from recognized industry magazines, including PC WORLD, PC COMPUTING, WINDOWS MAGAZINE, COMPUTER GAMING WORLD and others. Our Velocity 4400 product was introduced in late 1998 to wide critical acclaim, first from major technology websites and then from computer trade publications. The Velocity 4400 received a 4 1/2 star rating from GAMESPOT (www.gamespot.com), 4 1/2 stars from COMPUTER GAMES ONLINE (www.cdmag.com), the "Seal of Approval" from PC MULTIMEDIA AND ENTERTAINMENT MAGAZINE (www.pcme.com) and the TWEAK3D (www.tweak3d.com) Gold Medal in September and October of 1998. In November 1998 Velocity 4400 was nominated for the PC COMPUTING MVP Award for best product of its class for 1998. The Velocity 128 dominated the graphics card reviews in 1998, winning over 70 awards from computer trade magazines and websites. The Velocity 128 won the PC MAGAZINE Editor's Choice Award, the PC COMPUTING MVP award for best product of its class for 1997, PC WORLD World Class Award for best product of its class in 1998, GAME DEVELOPER MAGAZINE Front Line Award for best product of its class in 1998, PC GAMES Hall of Fame, to name a few.

SUPPLIERS

    We believe our close relationships with our component suppliers are essential to producing low-cost, innovative products and maintaining short design-to-market cycles. Our primary products, multimedia accelerator subsystems, are printed circuit boards that contain a number of components, including a graphics controller chip, memory chips, logic chips, capacitors and resistors. The graphics controller chip, which regulates the information that is displayed on the PC monitor, and the memory chip, which stores graphics information for display, constitute the most important components in determining the functions and manufacturing cost of a multimedia accelerator. Our other multimedia subsystem products generally contain components comparable to those found on our multimedia accelerator subsystem but with different types of controller chips.

    During fiscal year 1998, we purchased controller chips directly from a number of suppliers, including nVidia Corporation ("nVidia"), S3, Incorporated ("S3"), 3Dfx Interactive, Inc., Cirrus Logic, Inc. and 3Dlabs. nVIDIA's controller chips were incorporated into STB products representing 63.9% of our total net sales in fiscal year 1998. If the proposed 3Dfx Merger is consummated, most of our products will thereafter incorporate 3Dfx controller chips. Controller chips typically include related software drivers, which our software engineers often enhance for use in our products. In addition to controller chips and their related software drivers, we obtain several other components that are used in our products from single or limited sources. However, we have no guaranteed supply arrangements with any of our suppliers, and there can be no assurance that current suppliers will be able to meet our requirements. While we believe that we could obtain most of our single and limited source components from other sources, we would probably be required to pay significantly more for such products, to alter product designs to use alternative products or to reduce or delay our production of related products. In the past, we have experienced difficulty meeting our own scheduled shipment dates to customers as a result of delays in the delivery of components, lack of available components or the lack of compatible software drivers from component vendors. Such difficulties are likely to recur. See "--Risk Factors STB Depends on Suppliers."

    We purchase memory chips from a number of manufacturers, including Samsung Electronics Co., Ltd., Micron Semiconductor Products, Mosel Vitelic, Fujitsu Microelectronics, Toshiba Corporation and IBM. Memory chips cost less if purchased directly from the manufacturer, but manufacturers sometimes do not produce sufficient quantities of memory chips to satisfy market demand. In times of restricted supply of memory chips, manufacturers have in the past, and may in the future, allocate the sale of their memory chips to customers based upon factors such as purchase volume and customer creditworthiness. Our ability to purchase memory chips from distributors, and possibly on the spot market, provides an alternative, but more costly, source of supply if we cannot obtain the memory chips we need from memory chip manufacturers. See "--Risk Factors--STB Depends on Suppliers."

    Our unit component costs tend to be volatile, and a significant increase or decrease in unit component costs may have a significant effect on our results of operations. We may, however, experience component cost increases in the future. Any such increases could have a negative effect upon gross profit margins and gross profits. See "--Risk Factors--STB Depends on Suppliers."

MANUFACTURING

    We consider our ability to manufacture high quality products at a low cost to be critical to our competitiveness. We began manufacturing at our ISO 9002 certified facility in Juarez, Mexico in 1988 and presently conduct substantially all of our manufacturing operations there. We believe that by operating our own manufacturing facility, we can respond more quickly to changing customer needs and better control product quality and cost. By leasing a manufacturing facility in Juarez, Mexico, we benefit from low labor and shipping costs, as well as proximity to our headquarters in Richardson, Texas. We have increased our manufacturing capacity in Mexico to approximately 500,000 boards per month, depending on product mix and complexity. We have achieved this increase in manufacturing capacity primarily through the addition of new high-volume automated SMT equipment capable of manufacturing double-sided products, as well as through existing equipment upgrades. We believe that the addition of this equipment has increased not only our manufacturing capacity but also the speed and efficiency of our manufacturing operations. With this additional equipment, we believe that our manufacturing capacity is sufficient for our current level of operations. During the fourth quarter of fiscal 1997, we relocated a portion of our manufacturing operations to a larger facility adjacent to our present manufacturing facility. This new facility provides us with the ability to further increase our manufacturing capacity, if necessary. See "Properties" and "--Risk Factors--Risk From STB's Single Manufacturing Facility."

    We emphasize a comprehensive quality control program at each step in the manufacturing process. The manufacturing process involves both automated and manual placement and soldering of components onto the circuit board. After final assembly, each product unit undergoes an elevated temperature burn-in. The burn-in process simulates a PC environment. During the burn-in process, the product is placed in an oven and connected to an electrical source for several hours. After each product has been burned-in, we conduct a series of diagnostic tests on the product to detect defects. We believe our comprehensive testing procedures contribute significantly to our ability to satisfy customers' stringent product performance and reliability requirements. We generally offer a limited warranty ranging from 15 to 60 months on multimedia subsystems sold to OEMs. We also offer a five-year limited warranty on our specialized technology products and a limited lifetime warranty on multimedia subsystems sold to commercial customers.

    While we conduct substantially all of our manufacturing operations at our facility in Juarez, Mexico, we also maintain a smaller facility at our Richardson, Texas headquarters to develop and test prototypes and for first-run testing of new products. We also maintain a separate facility in Richardson, Texas for technical support and product repair. In addition, we burn-in and functionally test a small portion of the products assembled in Mexico at our Richardson, Texas facilities.

SALES AND MARKETING

    SALES. We presently sell our products in North America, most countries in Europe and certain countries in the Pacific Rim. U.S. sales accounted for approximately 72% of our net sales in fiscal year 1998.

    We have organized our Richardson, Texas-based North American sales force on the basis of our three sales channels. The OEM sales force provides direct sales coverage of selected OEMs. The commercial market sales force focuses on marketing and sales to retailers, distributors and direct mail companies. The commercial market sales force also coordinates the efforts of our independent sales representatives for the commercial channel. The specialized technology sales force coordinates our efforts with our engineering staff to create interest among prospects and customers and to determine product features.

    Our North American sales force generally operates in tandem with our independent sales representative network in the commercial market. We typically retain these sales representatives based on relationships they have with potential customers. We believe that the services of independent sales representatives are important for obtaining and maintaining relationships with certain commercial customers. Our independent sales representatives generally do not sell products that compete with our products. In general, we do not utilize independent sales representatives for our OEM or specialized technology products.

    Our European sales force, headquartered in London, England, oversees our commercial and specialized technology product sales in Europe. The European sales force has greater direct sales coverage responsibility than the North American sales force because we employ fewer European independent sales representatives. We coordinate our marketing and sales efforts for countries outside of North America and Europe from our Richardson, Texas offices.

    Our net sales to OEMs, the commercial market and specialized technology customers approximated 80%, 12% and 7% of our total net sales in fiscal year 1998. Our top three customers accounted for approximately 75% of net sales during fiscal year 1998, with Gateway 2000, Dell and Compaq accounting for approximately 39%, 31% and 5%, respectively. Recently, we have increased our marketing efforts in the commercial market. We attribute the recent increase in our commercial channel sales to our increased focus on worldwide retailers and distributors. We sell products to the commercial market through retailers, such as Best Buy and CompUSA, and commercial distributors, such as Tech Data Corporation and Ingram Micro, Inc.. We sell our specialized technology products primarily to resellers, OEM workstation groups and corporate customers in the financial services, hospitality, factory automation, cable television distribution, transportation and emergency response industries. Our specialized technology customers include Reuters Limited, Compaq and LodgeNet Entertainment Corporation.

    We generally allow returns in the form of stock rotations only of products sold to commercial customers, such as distributors and retailers. Our current stock rotation policies typically permit a commercial channel customer to return a portion of the products purchased from us within specified time periods, if that customer concurrently places an order with us for additional products of equal or greater value. We usually resell returned products. In addition, we typically provide price protection to commercial customers in the form of credits for price reductions on products remaining in customer inventories at the time the price reduction is implemented. See "--Risk Factors--Price Protection and Stock Rotation Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Overview."

    We currently sell all our products at prices denominated in U.S. dollars. However, we expect to sell our products in other currencies in the future, thereby increasing our currency exposure risk. We also incur a substantial portion of our manufacturing labor costs in Mexican pesos. See "--Risk Factors--STB's International Operations are Subject to Certain Risks."

    MARKETING. We promote our products to OEM customers and specialized technology customers primarily through the efforts of our sales force. We believe such direct promotion enables us to develop products that are more in line with our customers' requirements and market trends. We supplement these sales efforts by promoting our products at industry trade shows. Our commercial channel marketing efforts include advertising in recognized industry trade magazines and cooperative promotional efforts with retailers and commercial distributors.

TECHNICAL SUPPORT

    We believe that providing technical support to our customers is essential to our ongoing competitiveness. We maintain a toll-free telephone line in the U.S. to provide technical support for purchasers of our specialized technology products as well as for commercial purchasers of our multimedia subsystems. We also maintain commercial electronic bulletin board systems in Richardson, Texas and London, England to provide customers with new software drivers and utilities that update the capabilities of our products. Our technical support group provides the software on disk at a nominal charge to customers who are unable to obtain updates through the electronic bulletin board system. In addition, we provide software driver and utility updates for our products to maintain compatibility with new versions of software. We believe that these efforts increase the useful life of our products. We also prepare user manuals and other product documentation that we believe are informative and easy to understand.

COMPETITION

    The market for our products is intensely competitive, and we expect competition to increase. We compete with independent manufacturers of brand name multimedia subsystem products and with contract manufacturers and OEM manufacturing operations that produce multimedia subsystem products. Our major competitors in the multimedia subsystems market include Diamond Multimedia Systems, Inc., ATI Technologies, Inc., Matrox Graphics, Inc., ELSA GmbH, Creative Labs, Inc., CEI, Inc., Number Nine Visual Technology Corporation and Hauppauge Computer Works, Inc. In the specialized technology product market, our major competitors include Appian Graphics Corp., Colorgraphic Communication Corporation, Datapath Ltd. and Matrox Graphics, Inc.

    In addition to our major competitors, certain of our suppliers sell graphics controller chips directly to OEMs for use in internally produced multimedia accelerator subsystems, other multimedia subsystems or on motherboards. If one or more of our significant OEM customers were to commence or increase internal production of multimedia accelerator subsystems or other multimedia subsystems, our business, financial condition and results of operations could be materially adversely affected. Furthermore, several major OEMs currently integrate graphics controller chips on the motherboard of their PCs. If one or more of our major OEM customers begins to incorporate graphics controller chips or other controller chips onto motherboards rather than incorporating our products, our business, financial condition and results of operations could be materially adversely affected. See "--Risk Factors--STB Depends on the Graphics Board Market; STB Products Migrate to Motherboards Over Time."

    We expect Intel to continue to invest heavily in research and development and new manufacturing facilities in order to maintain its position as one of the largest manufacturers of motherboards and to promote its product offerings through extensive advertising campaigns designed to increase brand loyalty by PC users. Intel's recent entry into the graphics controller market could accelerate migration of graphics functionality to the motherboard or onto the CPU. Also, Intel has announced new core logic chips that will incorporate graphics controller chip circuitry, therefore eliminating the need for a separate graphics controller chip in systems that contain motherboards built with this core logic. In addition, Intel exerts significant influence over the 3D graphics industry due to the widespread acceptance of its microprocessor architecture and its development of new interface architectures such as the AGP bus. The introduction of products embodying new technologies and the emergence of new industry standards and practices can significantly impair the average selling prices of STB's multimedia subsystem and other products, or render such products unmarketable or obsolete. If STB's products are unable to support or interface with these new products, standards and technologies in a timely manner, demand for STB's products could be reduced. This would materially harm STB's business, financial condition and results of operations.

    We compete in our markets on the basis of a number of factors. These factors include:

    - The functionality, performance, price, reliability and compatibility of our products

    - Our ability to reach the market quickly with new products

    - Our ability to meet customer delivery and reliability requirements

    - The quality of our technical support

    - Our ability to develop and maintain relationships with customers and suppliers

    Many of our competitors and potential competitors possess significant competitive advantages over us, such as greater financial, technical and other resources, greater name recognition and market presence, lower cost structures and larger customer bases. In addition, some of our competitors manufacture their own controller chips. Manufacturing controller chips internally provides these competitors with a significant advantage over us. Internally produced controller chips cost less and maintain higher price and performance levels than the controller chips available to us from independent suppliers. Furthermore, while we believe we are the only supplier of brand name multimedia accelerator subsystems that manufactures its own products, some of our competitors internally manufacture other multimedia subsystems, such as PC/TV cards. The rapid pace of change in the industry and markets in which we compete places a premium on the knowledge and experience of personnel and their ability to develop, enhance and transition new products. As a result, we have continued to increase our engineering resources. Our ability to continue adding new engineers to our staff will affect our future competitiveness. See "--Risk Factors-- STB Faces Intense Competition.".

INTELLECTUAL PROPERTY

    Our success depends in part upon our proprietary technology, particularly our software drivers and utilities and our hardware designs. We rely primarily upon copyright, trademark and trade secret laws to protect our proprietary technology. We also seek patent protection on selected inventions. In addition, we generally enter into nondisclosure agreements with persons to whom we reveal our proprietary information. We cannot guarantee that our present protective measures will adequately prevent misappropriation of our technology or independent third party development of the same or similar technology. Many foreign jurisdictions offer less protection of intellectual property rights than the United States. Thus, we cannot guarantee that the protection provided to our proprietary technology by these foreign jurisdictions will be sufficient to protect our technology. See "--Risk Factors--STB Faces Risks Related to Intellectual Property." While our competitive position may be affected by our ability to protect our proprietary information, we believe that the rapid pace of technological change in the multimedia accelerator market will cause other factors to be more significant in maintaining our competitive position. These factors include:

    - The technical expertise, knowledge and innovative skill of our management and technical personnel

    - Our name recognition

    - The timeliness and quality of support services that we provide

    - Our ability to rapidly develop, produce, enhance and market innovative products

    We generally enter into nondisclosure agreements with suppliers of components for our products in connection with discussions regarding forthcoming features of those components. We also commonly enter into source code licensing agreements with suppliers of components that we desire to incorporate into our products.

    We have a patent for a computer monitor assembly and a pending utility patent application. We also possess a United States trademark registration for our corporate logo and claim common law trademark rights with respect to certain other trademarks.

    In the computer industry, companies frequently assert intellectual property infringement claims against other companies. As a consequence, we indemnify some of our OEM customers in certain respects against intellectual property claims relating to our products. If an intellectual property claim were brought against an OEM customer (or against us) and such OEM customer was (or we were) found to be infringing upon the rights of others, we could be required to pay infringement damages, to pay licensing fees, to modify our products so that they are not infringing or to discontinue offering the infringing products. Any of these actions could materially adversely affect us and our results of operations. In addition, the assertion of such claims against one or more of our vendors could adversely affect the availability from those vendors of components used by us.

    Several of our OEM customers have previously sent us notices of potential indemnity claims under existing contractual indemnity provisions. These OEM customers had received a notice of infringement from a patent owner. Subsequently, the patent owner filed patent infringement lawsuits in the United States and elsewhere against several of our OEM customers and a number of other major PC systems manufacturers. We provide multimedia subsystems to these OEM customers for use in their products that are alleged to infringe on the patent owner's rights. Based upon our preliminary evaluation of the patent, we do not believe the infringement claims are meritorious. See "--Risk Factors--STB Faces Risks Related to Intellectual Property."

GOVERNMENT REGULATIONS

    Federal, state, local and foreign authorities regulate our business. Our products are subject to approval by the FCC and the EEC to assure that they do not interfere with the frequencies of other consumer electronics products. In order to comply with FCC and EEC regulations, we install certain filter circuitry on our products to prevent them from disturbing such frequencies. To date, regulations applicable to our business have not had a material adverse effect on our business, financial condition and results of operations. Although we have not historically experienced material delays in obtaining FCC or EEC approval for any of our products, occasional government budget constraints have caused delays in obtaining required approvals related to certain of our products. We believe that any delay in obtaining such approvals could, in turn, result in delays in making certain shipments on a timely basis and, as a result, have a material adverse effect on our business, financial condition and results of operations.

    Our relationships with our employees at our Mexican manufacturing facility are regulated by the Mexican Federal Labor Law. The Mexican Federal Labor Law contains detailed provisions regarding minimum employment conditions and specifies rights that must be provided to all employees in Mexico. Other Mexican federal laws require employers to make contributions to the Mexican Social Security

System and to establish and make specified contributions to individual retirement savings and housing accounts at a commercial bank for all employees. In addition, Mexican federal law requires the payment of substantial severance amounts relative to the employees' wages in the event of the termination of a Mexican employee. Although Mexican laws heavily regulate employment relationships, aggregate labor costs at our Mexican facility are less than labor costs would be at a similar facility in the United States. There can be no assurance, however, that these laws will not be amended or supplemented in the future to increase the compensation required to be paid to Mexican employees or the costs of compliance with such laws. Any such change could have a material adverse effect on our business, financial condition and results of operations.

    Our Mexican manufacturing operations are also subject to regulation by various Mexican environmental agencies. In order to ensure compliance with Mexican environmental laws, we regularly monitor changes in those laws. Representatives of various environmental agencies also periodically inspect our Mexican facility.

BACKLOG

    As of December 31, 1998, our backlog approximated $43.2 million, as compared to approximately $47.5 million at December 31, 1997. We include in our backlog accepted purchase orders with respect to which a delivery schedule has been specified for product shipment within 60 days. Our business is characterized by short-term order and shipment schedules. As a result, backlog tends to fluctuate substantially from month to month. Generally, orders constituting backlog are subject to changes in delivery schedule or to cancellation at the option of the purchaser. Our customer agreements typically specify penalties for cancellation of orders within 60 days prior to shipment. Other factors, including our inability to obtain components in sufficient quantities, may result in delays in shipment or cancellation of orders included in backlog. See "--Risk Factors--STB Depends on Suppliers." Thus, although backlog is useful for scheduling production, it should not be considered as of any particular date to be a reliable measure of sales for the current or any future period.

EMPLOYEES

    As of December 31, 1998, we employed 2,156 individuals, of whom 1,783 were employed in operations, 101 in engineering, 107 in sales and marketing and 165 in administration and finance. The foregoing figures include 1,812 employees in Mexico. Competition for personnel in the PC industry is intense. We believe that our future success will depend in part on our ability to continue to attract and retain highly skilled technical, marketing and management personnel. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We believe that our relations with our employees are good. See "--Risk Factors--Risks Related to the 3Dfx Merger" and "--Risk From STB's Single Manufacturing Facility."

SEASONALITY

    Our quarterly operating results vary significantly depending on a number of factors including:

    - the timing of large customer orders

    - timing of new product introductions

    - the adequacy of component supply

    - changes in component costs

    - variations in the Company's product mix

    - seasonal promotions by us and our customers

    - and competitive pricing pressures

Because the timing of these factors may vary, the results of any particular quarter may not be indicative of results for the full year or any future period. In addition, the PC market generally experiences weaker sales during the summer months.

RISK FACTORS

    This report contains certain forward-looking statements within the meaning of the federal securities laws. STB's actual results and the timing of certain events could differ greatly from those anticipated in these forward-looking statements as a result of certain known and unknown factors, including the risks faced by us described below. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we do not currently believe are important may also harm our business operations. If any of the following risks actually occur, our business, our financial condition or our results of operations could be seriously harmed. The following factors and other information in this report should be considered carefully in evaluating STB and an investment in the STB Common Stock.

RISKS RELATED TO THE 3Dfx MERGER

    There are a number of specific risks associated with the proposed 3Dfx Merger, including the following:

    - 3Dfx and STB may encounter substantial difficulties integrating the two companies' products, technologies, research and development activities, administration, sales and marketing and other aspects of operations in a timely manner. The difficulties, costs and delays involved in integrating the companies may arise from multiple possible sources and may cause increased operating costs, lower then anticipated financial performance or the loss of customers and employees. The failure to successfully integrate 3Dfx and STB in a timely manner could result in a failure of the resulting company (the "Combined Company") to realize any of the anticipated benefits of the 3Dfx Merger and could materially harm the business of the Combined Company.

    - 3Dfx and STB may lose customers or suppliers as a result of the Merger. In particular, two of 3Dfx's largest customers, Creative Labs, Inc. and Diamond Multimedia Systems, Inc., compete directly with STB. It is expected that as a result of the 3Dfx Merger, sales to Creative Labs and Diamond will be reduced significantly from prior levels and that such customers may no longer continue to be significant customers of the Combined Company. In addition, nVidia, which is a major supplier of STB and whose graphic chips were incorporated into STB products representing 63.9% of STB's net sales in fiscal 1998, competes directly with 3Dfx. If nVidia reduces its supply or raises the price of graphics chips, the Combined Company may lose sales to those OEM customers that require nVidia chips for their systems.

    - The Combined Company will be dependent on a limited source of chips and boards because both companies will be more restricted in their ability to select products produced by either STB's or 3Dfx's competitors. If either 3Dfx's chips or STB's boards fail to meet the requirements of either companies' customers, the business of the Combined Company could be materially harmed.

    - A significant component of the near-term success of the Combined Company will be continued success in the retail sales channel, and there are significant risks associated with the Combined Companies' dependence on near-term revenues in this channel.

    - The 3Dfx Merger Agreement provides for a fixed exchange ratio between shares of STB Common Stock and shares of 3Dfx Common Stock. As a result, if the market price of 3Dfx Common Stock decreases or increases prior to the 3Dfx Merger, the market value of 3Dfx Common Stock to be received by STB shareholders in the 3Dfx Merger would correspondingly decrease or increase.

    - The Combined Company's success following the 3Dfx Merger will depend on the retention and integration of key personnel.

    - Upon consummation of the 3Dfx Merger, STB shareholders will become 3Dfx shareholders. There are important differences between the rights of STB and 3Dfx shareholders, including differences due to the fact that STB is a Texas corporation and 3Dfx is a California corporation. In addition, 3Dfx has adopted a shareholder rights plan that, among other things, may discourage certain types of transactions that may involve an actual or threatened change of control of 3Dfx. STB has no such plan.

    - There will be substantial expenses resulting from the 3Dfx Merger of approximately $4.5 million.

    - Certain officers and directors of STB may be deemed to have conflicts of interest with respect to the 3Dfx Merger.

    - The closing of the 3Dfx Merger is subject to certain conditions that may not be satisfied prior to the time of the closing, which could prevent the 3Dfx Merger from being consummated.

    In addition, in the event of the consummation of the 3Dfx Merger, there are a number of risks related to the business and operations of 3Dfx that will affect the operations of the Combined Company, including a number of the same or similar risks faced by STB that are identified below, as well as a number of risks specific to 3Dfx, including 3Dfx's limited operating history, 3Dfx's historical dependence on the retail distribution channel, 3Dfx's dependence on independent manufacturers and other third parties (3Dfx has no manufacturing capacity) and 3Dfx's dependence on third party developers and publishers of software titles that operate with 3Dfx's chips. In the event the 3Dfx Merger is not consummated, STB will face other risks, including the opportunity costs associated with its pursuit of a business combination with 3Dfx.

STB'S QUARTERLY OPERATING RESULTS MAY FLUCTUATE

    STB's quarterly and annual results of operations have varied significantly in the past and are likely to continue to vary in the future. These variations are the result of a number of factors, many of which are beyond STB's control. These factors include:

    - STB's ability to successfully develop, introduce and market new or enhanced products.

    - STB's ability to introduce and market products in accordance with customer design requirements and design cycles

    - Changes in the relative volume of sales of various products with different margins

    - Changes in demand for STB's products and its customers' products

    - Gains or losses of significant customers or strategic relationships

    - The volume and timing of customer orders

    - The availability, pricing and timeliness of delivery of components for STB's products

    - The timing of new product announcements or introductions by competitors

    - Product obsolescence, the management of product transitions

    - Production delays

    - Decreases in the average selling prices of products

    - Seasonal fluctuations in sales

    Any one or more of the factors listed above or other factors could cause STB to fail to achieve its revenue and profitability expectations.

    Most of STB's operating expenses are relatively fixed in the short term. STB may be unable to rapidly adjust spending to compensate for any unexpected sales shortfall, which could materially harm quarterly operating results. Also, STB operates its own manufacturing facility and as a result incurs relatively high fixed overhead and labor costs compared with those of its competitors that outsource their manufacturing requirements. If STB fails to generate the level of product revenues needed to absorb its fixed overhead and labor costs, its business could be materially harmed.

    As a result of the above factors, STB believes that period-to-period comparisons of results of operations should not be relied upon as an indication of future performance. The results of any one quarter are not indicative of results to be expected for a full fiscal year.

STB FACES INTENSE COMPETITION

    The market in which STB competes is intensely competitive and is likely to become more competitive in the future. Existing competitors and new market entrants may introduce products that are less costly or provide better performance or features than STB's products. STB does not compete on the basis of price alone. STB believes that the principal competitive factors for its products are:

    - Product performance and quality

    - Conformity to industry standard application programming interfaces, or APIs

    - Access to customers and distribution channels

    - Manufacturing capabilities and cost of manufacturing

    - Price

    - Product support

    - Ability to bring new products to the market in a timely way

    Many of STB's current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than STB. These competitors may also have greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than STB. As a result, such competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements.

    STB seeks to use strategic relationships to augment its capabilities. However, the benefits of these relationships may not be realized or sufficient to overcome the established positions of STB's largest competitors as suppliers to the PC OEM and retail markets. Regardless of the relative qualities of STB's products, the market power, product breadth and customer relationships of its larger competitors can be expected to provide such competitors with substantial competitive advantages.

    STB competes with independent manufacturers of brand name multimedia subsystem products, as well as contract manufacturers and certain OEM manufacturing operations that produce multimedia subsystem products. STB's major competitors in the multimedia subsystems market include Diamond Multimedia Systems, Inc., ATI Technologies, Inc., Matrox Graphics, Inc., ELSA GmbH, Creative Labs, Inc., CEI Inc., Number Nine Visual Technology Corporation, and Hauppauge ComputerWorks, Inc. In the specialized technology product market, STB's major competitors include Appian Graphics Corp., Colorgraphic Communications Corporation, Datapath Ltd, and Matrox Graphics, Inc.

    In addition to its major competitors, certain of STB's suppliers sell graphics controller chips directly to OEMs for use in internally produced multimedia accelerator subsystems, other multimedia subsystems or on motherboards. If one or more of STB's significant OEM customers commences or increases internal production of multimedia accelerator subsystems or other multimedia subsystems, STB's business could be materially harmed. Furthermore, several major OEMs currently integrate graphics controller chips on the motherboard of their PCs. If one or more of STB's major OEM customers begin to incorporate graphics controller chips or other controller chips onto motherboards rather than incorporating STB's products, STB's business could be materially harmed. See "--STB Depends on the Graphics Board Market; STB's Products Migrate to Motherboards Over Time."

    STB's competitors can produce products that have a similar functionality to STB'S products. For instance, Intel has added new functionalities, such as the MMX instruction set, to its controller chips to enhance the power of the central processing unit, or CPU, to manage the display features of a PC. Similarly, Microsoft is introducing new versions of its operating systems with features, such as the Direct 3D API, that increase the capability of its operating systems to control a PC's display features. Intel's recent entry into the graphics controller market could accelerate migration of graphics functionality to the motherboard or onto the CPU. Also, Intel has announced new core logic chips that will incorporate graphics controller chip circuitry, therefore eliminating the need for a separate graphics controller chip in systems that contain motherboards built with this core logic. The introduction of products embodying new technologies and the emergence of new industry standards and practices can significantly impair the average selling prices of STB's multimedia subsystem and other products, or render such products unmarketable or obsolete. If STB's products are unable to support or interface with these new products, standards and technologies in a timely manner, demand for STB's products could be reduced. This would materially harm STB's business, financial condition and results of operations.

STB DEPENDS ON THE PC MARKET

    Substantially all of STB's revenues are currently derived from products sold for use in PCs. STB expects to continue to derive almost all of its revenues from the sales of products for use in PCs.

    The PC industry is cyclical and has been characterized by:

    - Rapid technological change

    - Evolving industry standards

    - Cyclical market patterns

    - Frequent new product introductions and short product life cycles

    - Significant price competition and price erosion

    - Fluctuating inventory levels

    - Alternating periods of over-capacity and capacity constraints

    - Variations in manufacturing costs and yields

    - Significant expenditures for capital equipment and product development

    The PC market has also grown substantially in recent years. However, such growth may not continue. A decline in PC sales or in the growth rate of such sales would likely reduce demand for STB's products. Moreover, such changes in demand could be large and sudden. Since graphics board and PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecasted product transitions. In such cases, the manufacturers may abruptly stop purchasing additional inventory from suppliers such as STB until the excess inventory has been used. Such suspension of purchases or any reduction in demand for PCs generally, or for particular products that incorporate STB's products, would materially harm STB's business.

    In addition, the PC industry has in the past experienced significant economic downturns at various times, characterized by lower product demand and accelerated reduction of product prices. STB may experience substantial period-to-period fluctuations in results of operations due to general semiconductor industry conditions.

STB DEPENDS ON THE GRAPHICS BOARD MARKET; STB'S PRODUCTS MIGRATE TO MOTHERBOARDS
  OVER TIME

    A majority of STB's net sales are derived from the sale of graphics boards. According to Jon Peddie Associates, an independent industry research firm, approximately 71% of all graphics controller chips manufactured in the twelve month period ended June 30, 1998 were incorporated onto graphics boards, and approximately 29% were incorporated onto motherboards. Graphics boards are usually used in higher-end PCs offering the latest technology and performance features. However, as graphics boards functionality becomes technologically stable and widely accepted by PC users, it typically migrates to the PC motherboard. STB expects this trend to continue, especially with respect to its low-end graphics boards. In this regard, the MMX instruction set from Intel and the expanded capabilities provided by the Direct X APIs from Microsoft have increased the capability of Microsoft's operating systems to control display features that have traditionally been performed by graphics boards. As a result of the technology migration to the PC motherboard, STB's success largely depends on its ability to continue to develop products that incorporate new and rapidly evolving technologies that manufacturers have not yet fully incorporated onto PC motherboards.

    Although STB currently believes that a market will continue to exist for graphics boards that provide advanced functionalities and offer flexible systems configuration, the incorporation of multimedia functions onto PC motherboards may harm the market for STB's graphics boards. In addition, OEMs may choose to develop graphics boards internally rather than purchase such products from third party suppliers. Either of these occurrences, or a decrease in PC sales volumes could shrink the market for STB's current products, and would materially harm its business.

STB FACES THE CHALLENGES OF GROWTH

    STB has experienced rapid growth and may continue to experience such growth. Growth has placed, and is expected to continue to place, a significant strain on STB's managerial, operational and financial resources, including its sales, customer support, research and development, and finance and administrative operations. As a result of this growth, STB may experience difficulty securing adequate quantities of components or manufacturing equipment. In addition, to the extent that new OEM customers are added, gross profit margins derived from initial orders with new OEM customers are frequently lower than STB's typical gross profit margins. This could reduce STB's overall gross profit margin.

    In response to its growth, STB has increased its expenditures and made certain long-term spending commitments, such as the expansion of production lines at its Juarez manufacturing facility and the relocation of its corporate headquarters to a larger facility in Richardson, Texas. These expenditures would be difficult to reduce quickly if STB's business declined. STB's inability to effectively manage any future growth would materially harm its businesses.

STB DEPENDS ON NEW PRODUCT DEVELOPMENT

    The markets for which STB's products are designed are intensely competitive and are characterized by short product life cycles, rapidly changing technology, evolving industry standards and declining average selling prices. STB's businesses will depend to a significant extent on its ability to successfully develop new products. As a result, STB believes that significant expenditures for research and development will continue to be required in the future. To succeed in this environment STB must anticipate the features and functionality that customers will demand. STB must then incorporate those features and functionality into products that meet the design requirements of the PC market and the timing requirements of retail selling seasons. The success of STB's new product introductions will depend on several factors, including:

    - Proper new product definition

    - Timely completion and introduction of new product designs

    - The ability of subcontractors and component manufacturers to effectively design and implement the manufacture of new products

    - Quality of new products

    - Product performance as compared to competitors' products

    - Market acceptance of STB's and its customers' products

    - Competitive pricing of products

    - Introduction of new products to the market within the limited time window for OEM design cycles and retail selling seasons

    As the markets for STB's products continue to develop and competition increases, we anticipate that product life cycles will shorten and average selling prices will decline. In particular, average selling prices and, in some cases, gross margins for STB's products will decline as products mature. Thus, STB will need to introduce new products to maintain average selling prices and gross margins. To do this, STB must successfully identify new product opportunities and develop and bring new products to market in a timely manner.

    The failure of STB to successfully develop and introduce new products and achieve market acceptance for such products would materially harm STB's business. STB has in the past experienced delays in completing development and introduction of new products. Such delays in the future could materially harm STB's business.

STB'S PRODUCTS HAVE SHORT PRODUCT LIFE CYCLES; STB MUST SUCCESSFULLY MANAGE
  PRODUCT TRANSITIONS

    STB's products have short product life cycles. STB's major OEM customers typically introduce new system configurations as often as twice a year. The life cycles of STB's graphics boards typically range from six to nine months. A failure by STB to successfully introduce new products within a given product cycle could materially harm its business for that cycle and possibly for subsequent cycles. Any such failure could also damage STB's brand name, reputation and relationships with its customers and cause longer term harm to its business.

    The PC market frequently undergoes transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. STB's products must be able to support the new features and performance levels being required by PC manufacturers at the beginning of such a transition. Otherwise, STB would likely lose business as well as the opportunity to compete for new design contracts until the next product transition. Failing to develop products with required features and performance levels or a delay as short as a few months in bringing a new product to market could significantly reduce STB's revenues for a substantial period. A revenue reduction of that nature would likely materially harm STB's business.

    The success of STB depends upon continued market acceptance of its existing products, and its ability to continually develop and introduce new products and features and product enhancements to meet changing customer requirements. Each new product cycle presents new opportunities for competitors of STB to gain market share.

    STB submits most of its products for compatibility and performance testing to the Microsoft Windows Hardware Quality Lab ("WHQL"). WHQL certification typically requires up to several weeks to complete and entitles STB to claim that a particular product is "Designed for Microsoft Windows." STB's OEM customers typically require STB's product to have this certification prior to making volume purchases. STB may not receive WHQL certification for future products in a timely fashion. A failure to receive WHQL certification could materially harm STB's business.

    There are long lead times for certain components used in STB's products. Therefore, STB may not be able to quickly reduce its production or inventory levels in response to unexpected shortfalls in sales or, conversely, to increase production in response to unexpected demand. STB's existing products may not continue to be accepted by its markets and STB may not be successful in enhancing its existing products or identifying, developing, manufacturing or marketing new products. Delays in developing new products or product enhancements or the failure of such products or product enhancements to gain market acceptance would materially harm STB's businesses.

STB HAS SIGNIFICANT CUSTOMER CONCENTRATION

    STB's three largest OEM customers accounted for approximately 75% of net sales during fiscal 1998, with Gateway, Inc. ("Gateway"), Dell Computer Corporation ("Dell") and Compaq Computer Corporation ("Compaq") accounting for approximately 39%, 31% and 5% of net sales for such period. Historically, Gateway has been STB's largest customer, while Dell and Compaq have recently become more significant customers. STB's other significant customers change from period to period. STB expects that a small number of customers will continue to account for a substantial portion of its revenues for the foreseeable future.

    STB has no long-term commitments or contracts with any of its customers. This lack of long-term commitments, together with the customer concentration noted above, poses a significant risk. If a single customer of STB cancels an order or ceases to be a customer, STB's business and financial condition could be materially harmed.

    Due to their purchasing power, STB's OEM customers can exert significant pressure on the prices of STB's products, which could impair STB's gross profit margins and harm STB's business. In addition, STB believes that its future prospects largely depend upon the success of a limited number of key component suppliers and a few major OEM customers (currently, Gateway, Dell and Compaq). Because a limited number of major OEMs currently ship a majority of PC products, the number of potential customers that STB can target is currently limited. STB may not maintain its existing relationships with its major OEM customers or secure additional major OEM customers. STB also may not retain or increase the volume or profitability of products that it currently manufactures for such customers. Any such failures would materially harm STB's business.

STB HAS SIGNIFICANT PRODUCT CONCENTRATION

    Historically, a majority of STB's net sales have come from sales of graphics boards. Also, from time to time, a majority of STB's net sales in a fiscal quarter have come from the sale of a single or a limited number of graphics boards.

RISK FROM STB'S SINGLE MANUFACTURING FACILITY

    STB's sole manufacturing facility is located in Juarez, Mexico. Since STB is dependent on this single manufacturing facility, any disruption of STB's manufacturing operations at this facility would materially harm its business. Such disruption could result from various factors, including difficulties in attracting and retaining qualified manufacturing employees, difficulties associated with the use of new, reconfigured or upgraded manufacturing equipment, labor disputes, human error, governmental or political risks or a natural disaster such as an earthquake, tornado, fire or flood.

    In comparison to those of its competitors that do not maintain their own manufacturing facilities, STB incurs higher relative fixed overhead and labor costs as a result of operating its own manufacturing facility. Any failure to generate the level of product revenues needed to absorb these overhead and labor costs would materially harm STB's business.

STB MAY EXPERIENCE A CHANGE IN PRODUCT OR SALES CHANNEL MIX

    STB offers two broad categories of products: graphics boards and other multimedia subsystems that are primarily sold to major OEMs and, to a lesser degree, to commercial customers, and specialized technology products that are primarily sold to resellers, the workstation groups of OEMs and corporate customers in certain industries. Sales of graphics boards to OEMs, currently account for a substantial majority of STB's net sales to OEMs. These sales are characterized by relatively high unit volumes and relatively low gross profit margins. Sales of STB's graphics boards and other multimedia subsystems to the commercial market are characterized by relatively modest volumes and moderate gross profit margins. Sales of STB's specialized technology products are characterized by relatively low unit volumes and relatively high gross profit margins.

    Shifts in the mix of products sold or in the sales channels into which such products are sold could materially harm STB's business. In particular, a decrease in sales of graphics boards and other multimedia subsystems to the commercial market or in sales of specialized technology products could result in a disproportionately greater decrease in STB's gross profit margin. This is because sales of graphics boards and other multimedia subsystems in the commercial market and sales of specialized technology products currently have higher gross profit margins than sales of graphics boards and other multimedia subsystem products to STB's OEM customers. On the other hand, any decrease in the volume of graphics boards and other multimedia subsystems sold to STB's OEM customers would significantly reduce total net sales. This would also materially harm STB's business.

STB FACES RISKS RELATING TO INTELLECTUAL PROPERTY

    STB relies primarily on a combination of patent, mask work protection, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect its intellectual property. If these efforts are not sufficient to protect STB's intellectual property, STB's business may be harmed. Many foreign jurisdictions offer less protection of intellectual property rights than the United States. Therefore, the protection provided to STB's proprietary technology by the laws of foreign jurisdictions may not be sufficient to protect its technology.

    The industry in which STB competes is characterized by vigorous protection and pursuit of intellectual property fights or positions and it is common in the PC industry for companies to assert intellectual property infringement claims against other companies. Therefore, STB's products may become the target of infringement claims. If that were to occur, STB may be required to spend significant time and money to defend its products, redesign its products or develop or license a substitute technology. Any of those events could materially harm STB's business. Litigation by or against STB could result in significant expense to STB and divert the efforts of STB's technical and management personnel, regardless of the outcome of such litigation.

    It is common in the PC industry for companies to assert intellectual property infringement claims against other companies. As a result, STB indemnifies some of its OEM customers against certain intellectual property claims relating to STB's products used in OEM customers' products. Several OEM customers have sent STB notices of potential indemnity claims based upon a notice of patent infringement. Subsequently, the patent owner filed a patent infringement lawsuits in the U.S. and elsewhere against several of such OEM customers and a number of other major PC systems manufacturers. Based upon STB's preliminary evaluation of the patent, it does not believe the infringement claims have merit as to its products sold to its customers. However, even if the claims do not have merit, STB may be required to dedicate significant management time and expense to defending itself if it is directly sued, or assisting its OEM customers in their defense of this or other infringement claims pursuant to such indemnity agreements. This could materially harm STB's business.

STB'S INTERNATIONAL OPERATIONS ARE SUBJECT TO CERTAIN RISKS

    STB has significant export sales. These international operations subject STB to a number of risks associated with conducting business outside of the United States. These risks include:

    - Unexpected changes in legislative or regulatory requirements

    - Delays resulting from difficulty in obtaining export licenses for certain technology

    - Tariffs, quotas and other trade barriers and restrictions

    - Longer accounts receivable payment cycles

    - Difficulties in collecting payment

    - Potentially adverse tax consequences, including repatriation of earnings

    - Burdens of complying with a variety of foreign laws

    - Unfavorable intellectual property laws

    - Political instability

    - Foreign currency fluctuations

    Any of these factors could materially harm the international operations and sales of STB, and consequently, its businesses. Recently, the financial markets in Asia have experienced significant turmoil, which could harm STB's international sales or operations.

    STB sells its products at prices denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make STB's products more expensive and potentially less competitive in foreign markets. In the future STB plans to sell a portion of its products at prices denominated in non-U.S. currency. This would result in an increase in risk from fluctuations in currency exchange rates. In addition, a substantial portion of STB's manufacturing labor costs are paid in Mexican pesos. Any decrease in the value of the U. S. dollar relative to the Mexican peso would increase STB's manufacturing costs, which could materially harm STB's business.

STB'S STOCK PRICE MAY BE VOLATILE

    The trading price of STB's Common Stock has in the past been and could in the future fluctuate significantly. The fluctuations have been or could be in response to numerous factors including:

    - Quarterly variations in results of operations

    - Announcements of technological innovations or new products by STB, its customers or competitors

    - Changes in securities analysts' recommendations

    - Earnings estimates for STB

    - General fluctuations in the stock market

    STB's revenues and results of operations may be below the expectations of public market securities analysts or investors. This could result in a sharp decline in the market price of STB's Common Stock. In addition, stock markets have from time to time experienced extreme price and volume fluctuations. The market prices for high technology companies have been particularly affected by these market fluctuations and such effects have often been unrelated to the operating performance of such companies. These broad market fluctuations may cause a decline in the market price of STB's common stock.

    In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has been brought against the issuing company. A securities class action lawsuit was filed on

October 9, 1998 in Dallas County, Texas against STB, certain of its officers and directors along with the underwriters who participated in STB's secondary public offering on March 20, 1998. The petition alleges that the registration statement for STB's secondary public offering contained false and misleading statements of material facts and omitted to state material facts. Such litigation could result in substantial costs and would likely divert management's attention and resources. See "Legal Proceedings."

RISKS ASSOCIATED WITH YEAR 2000 COMPLIANCE

    STB uses a significant number of computer software programs and operating systems in its internal operations. These include applications used in financial business systems and various administration functions, and also software programs in its products. If these software applications are unable to appropriately interpret dates occurring in the upcoming calendar year 2000, some level of modification or replacement of such software may be necessary. STB believes that all of its existing products are Year 2000 compliant and has conducted Year 2000 compliance testing. Despite such belief, STB's products may not be Year 2000 compliant. If STB's products fail to perform, including failures due to the onset of calendar year 2000, its business would likely be materially harmed.

    STB is currently evaluating its information technology ("IT") and non-IT Systems for Year 2000 compliance. This evaluation includes reviewing what actions are required to make such Systems Year 2000 compliant as well as actions necessary to make STB less vulnerable to Year 2000 compliance problems associated with third parties' systems. Such measures may not solve all Year 2000 problems. Any Year 2000 problems could materially harm STB's business. In addition, STB's customers and suppliers may not be year 2000 compliant, which could materially harm STB's business.

STB DEPENDS ON SUPPLIERS

    STB obtains several of the components used in its products from single or limited sources. If component manufacturers do not allocate a sufficient supply of components to meet STB's needs, STB may have to obtain such components from distributors or on the spot market at a higher cost. STB has no guaranteed supply arrangements with any of its suppliers, and current suppliers may not be able to meet its current or future component requirements. From time to time, STB relies substantially upon a limited number of sole source suppliers for multimedia controller chips, which can, in large part, determine the performance of a multimedia subsystem.

    If STB in the past experienced difficulty obtaining a particular multimedia controller chip, it was able to use comparable multimedia controller chips. In the event of the consummation of the 3Dfx Merger, STB may not be able to select other controller chips because the controller chip suppliers are 3Dfx competitors. Even if other multimedia controller chip suppliers would supply STB as a 3Dfx subsidiary, these alternative components may cost significantly more. Alteration of product designs to use alternative components could cause significant delays and could require production recertification from STB's OEM customers or reduce its production of the related products. Any of these effects could materially harm STB's business.

    From time to time STB has experienced difficulty meeting certain product shipment dates to customers for various reasons. These reasons include component delivery delays, component availability shortages, system compatibility difficulties and supplier product quality deficiencies. In some instances missing shipment dates has resulted in impaired margins, reduced production volumes, strained customer relations and loss of business.

    Software drivers, which are essential to the performance of substantially all of STB's products, are included with some of STB's limited source components. From time to time STB experiences product delivery delays due to the inadequacy or the incompatibility of software drivers provided by component suppliers or developed internally by STB. Delays in the delivery of components, component shortages, system compatibility difficulties, supplier product quality deficiencies and software driver problems will continue to occur in the future. Such delays or problems could materially harm STB's business. Additionally, in an effort to avoid actual or perceived component shortages, STB may overpurchase certain components. Excess inventory resulting from such overpurchases, obsolescence or a decline in the market value of such inventory, could result in inventory write-offs, which would materially harm STB's business.

    Significant increases in the prices of components, such as controller chips or memory chips, have occurred in the past, and STB has not always been able to increase its products' prices accordingly. Demand for STB's products has been and will continue to be significantly affected by actual and anticipated changes in the price and supply of DRAM or other memory products. Large supplies of SDRAMs in the Spring of 1998 resulted in significant price declines for such components and lowered total graphics board costs on products that used the components as compared to SGRAMs. Worldwide shortages of controller chips or memory chips and international tariff disputes have resulted in substantial component cost increases that have harmed STB's business. Such price increases may occur in the future, and may materially harm STB's business.

    Historically STB has relied upon its suppliers to continue to develop, introduce and manufacture controller chips, memory chips and other components in sufficient volumes to satisfy STB's requirements. These components must compare favorably in terms of functionality, performance and price with components from other manufacturers, including competitors of STB that have internally developed computer chips or manufacturing expertise. Any failure by STB to continue to obtain components from its suppliers that are competitive in terms of functionality, performance and price with the components that are available to its competitors would materially harm STB's business.

RISKS FROM STB'S ENTRY INTO NEW PRODUCT MARKETS

    STB's business historically has focused primarily on the design, manufacture and sale of multimedia accelerator subsystems. However, STB from time to time undertakes new product initiatives, such as DVD decoders and flat panel display products. There are numerous risks inherent in entering into new product markets. These risks include the reallocation of limited management, engineering and capital resources to unproven product ventures, a greater likelihood of encountering technical problems and a greater likelihood that STB's new products (or the PCs into which they are incorporated) will not gain market acceptance. In addition, a new product line, like STB's line of flat panel display products, requires significant investment in long-lead time inventories as well as certain manufacturing equipment. The failure of one or more of such products, or any adverse effect such new products may have upon STB's reputation in its core multimedia accelerator subsystem business as a result of such failure, could materially harm STB's business.

PRICE PROTECTION AND STOCK ROTATION RISKS

    If there is a price decrease in STB's products, STB's credit arrangements with its commercial customers generally allow such customers credit equal to the difference between the price originally paid and the new decreased price on units in the customers' inventories on the date of the price decrease. This practice is common in the industry. In addition, commercial customers generally have the right to return slow-moving or excess inventory for product credit equal to an agreed upon percentage of shipments within specified time periods. Although STB establishes reserves to cover these practices, these reserves may not be sufficient and any price protection claims or returns may materially harm its business.

STB IS SUBJECT TO ENVIRONMENTAL REGULATIONS

    STB is subject to a variety of local, state, federal and foreign governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture its products. STB could be fined or suffer a suspension of production, alteration of its manufacturing processes or cessation of operations if it does not comply with any such regulation. If this occurs, STB's business could be materially harmed.

STB IS SUBJECT TO POTENTIAL PRODUCT LIABILITY CLAIMS

    STB's purchase agreements with its major OEM customers typically contain provisions that require STB to indemnify the OEM customer and any end-users for potential product liability claims. Although STB has never experienced product liability claims, STB cannot assure that it will not experience such claims in the future. A successful product liability claim against STB could materially harm STB's business.

ANTI-TAKEOVER MEASURES

    STB is a Texas corporation and is therefore subject to the provisions of the Texas Business Corporation Act, including the terms of the Texas Business Combination Law ("TBCL") that became effective on September 1, 1997. In general, the TBCL prohibits a Texas "issuing public corporation" (such as STB) from engaging in a "business combination" with any shareholder who is a beneficial owner of 20% or more of the corporation's outstanding stock for a period of three years after such shareholder's acquisition of a 20% ownership interest, unless: (i) the board of directors of the corporation approves the transaction or the shareholder's acquisition of shares prior to the acquisition or (ii) two-thirds of the unaffiliated shareholders of the corporation approve the transaction at a shareholders' meeting. The TBCL may have the effect of inhibiting a non-negotiated merger or other business combination involving STB. The Company is subject to the terms of the TBCL, unless its shareholders or directors take action electing not to be governed by its terms (which action is not currently contemplated). The Company is also a party to certain agreements that could be deemed to have an anti-takeover effect. The Company's Board of Directors has the authority to issue up to 2,000,000 shares of preferred stock in one or more series and to determine the price, rights, preferences and privileges of those shares without any further vote or action by STB's shareholders. The rights of the holders of Common Stock of STB are subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock which may be issued in the future. While STB has no present intention to issue shares of preferred stock, such issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of STB. In addition, such preferred stock may have other rights, including economic rights senior to the Common Stock, and as a result the issuance thereof could have a material adverse effect on the market value of such Common Stock

SHARES ELIGIBLE FOR FUTURE SALE

    As of December 31, 1998, STB had outstanding 12,605,887 shares of Common Stock, substantially all of which were freely tradeable. The executive officers and directors of STB, who own 1,522,567 outstanding shares of Common Stock, are free to sell the shares beneficially owned by them, subject to compliance with the Securities Act of 1933, as amended (the "Securities Act"), including Rule 144 promulgated thereunder, and the terms of certain voting agreements entered into with 3Dfx, as well as a right of first refusal agreement pursuant to which certain of such shares are subject. See "--Proposed 3Dfx Merger" and "Certain Relationships and Related Transactions--Right of First Refusal Agreement." No prediction can be made as to the effect, if any, that market sales of the above shares or the availability of such shares for future sales will have on the market price of shares of Common Stock prevailing from time to time. Future sales of substantial amounts of Common Stock by existing shareholders could adversely affect the prevailing market price of the Common Stock and STB's ability to raise additional capital.

ITEM 2. PROPERTIES.

    We lease a 210,000 square foot facility in Richardson, Texas that serves as our headquarters and as a site for product development and testing. We also use our headquarters for technical support and product development and repair. We moved into our new headquarters facility in November 1998. Our headquarters was constructed and is leased under the terms of a "synthetic lease." See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources."

    Under the terms of a lease agreement expiring in November 2007, we lease a 136,800 square foot manufacturing facility in Juarez, Mexico that provides increased space and improved layout for manufacturing operations compared to our previous facility, which is located on an adjacent site. We have options to acquire additional space at the same site. At the time of our relocation to the new facility, we negotiated an extension of the lease covering our previous facility in order to retain one-half of the former space (approximately 40,000 square feet) through December 1999.

    Additionally, we lease 20,800 square feet of packaging space in El Paso, Texas under a lease expiring in April 2003, a software development office in Austin, Texas under a lease expiring in April 2001, a software development office in Eugene, Oregon under a lease expiring in February 2000, a software development office in Belfast, Northern Ireland under a lease expiring in April 2006, and sales offices in London, Paris and San Jose, California under leases expiring in September 2012, December 2004 and February 1999, respectively. We also maintain product inventories in various locations under warehouse arrangements in order to permit the timely delivery of certain products to nearby customers.

    We believe that our existing facilities are well maintained, in good operating condition and adequate for our present and anticipated levels of operations.

ITEM 3. LEGAL PROCEEDINGS.

    A securities class action lawsuit was filed October 9, 1998 in Dallas County, Texas against us, certain of our officers and directors and the underwriters who participated in our secondary public offering on March 20, 1998. The petition alleges that the registration statement for our secondary public offering contained false and misleading statements of material facts and omitted to state material facts. The petition asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, and Sections 581-33A and 581-33F of the Texas Securities Act on behalf of a purported class of persons who purchased or otherwise acquired STB Common Stock in the public offering. The petition seeks recission and/or unspecified damages. We deny the allegations in the petition and intend to vigorously defend the lawsuit.

    We are a party from time to time to certain other legal proceedings arising in the ordinary course of our business. Although the amount of any liability that could arise with respect to these proceedings cannot be predicted accurately, in our opinion, any liability that might result from such claims will not have a material adverse effect on our financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of our shareholders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The STB Common Stock has traded on Nasdaq under the symbol "STBI" since February 14, 1995. At December 31, 1998, there were approximately 68 record holders of STB Common Stock. We believe that the number of beneficial owners of STB Common Stock is substantially greater. The table below sets forth for the fiscal quarters indicated the high and low sale prices for the STB Common Stock, as reported by Nasdaq. These prices have been adjusted to reflect a three-for-two stock split of the Common Stock that occurred on July 17, 1997 and a three-for-two stock split of the Common Stock that occurred on February 20, 1998. Each of these stock splits was effected in the form of a stock dividend.

                                                                               HIGH        LOW
                                                                             ---------  ---------
Fiscal 1998
  Fourth quarter...........................................................  $    9.25  $    3.88
  Third quarter............................................................  $   13.25  $    7.50
  Second quarter...........................................................  $   26.33  $   13.75
  First quarter............................................................  $   22.67  $   13.33
Fiscal 1997
  Fourth quarter...........................................................  $   30.50  $   18.00
  Third quarter............................................................  $   19.92  $   11.39
  Second quarter...........................................................  $   16.11  $    9.67
  First quarter............................................................  $   15.94  $    8.44

    We intend to retain any future earnings for use in our business. We do not intend to pay cash dividends in the foreseeable future. The payment of future dividends, if any, will be at the discretion of our Board of Directors. Any decision by the Board of Directors in this regard will depend, among other things, upon future earnings, operations, capital requirements, restrictions in future financing agreements, our general financial condition and general business conditions. Our Revolving Credit Facility generally prohibits us from paying cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    On June 5, 1998 STB issued a warrant to purchase up to 420,000 shares of STB Common Stock to one of its customers for nominal consideration, in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933. The issuance of the warrant did not involve a public offering. The warrant vests in increments of 52,500 shares over time based upon certain performance thresholds. The warrant is exercisable at a price of $10.13 per share. The warrant expires in varying increments on December 31, 2001, December 31, 2002 and December 31, 2003.

    In connection with our entry into the 3Dfx Merger Agreement, on December 13, 1998 we entered into the STB Stock Option Agreement pursuant to which we granted to 3Dfx an option to purchase up to 1,890,883 shares of STB Common Stock. The option was granted to 3Dfx as a condition to 3Dfx's entry into the 3Dfx Merger Agreement, in reliance on the exemption from registration under Section 4(2) of the Securities Act 1933. The issuance of the option did not involve a public offering. See "Business--Proposed 3Dfx Merger" for further information with respect to the terms under which the option may be exercised.

ITEM 6. SELECTED FINANCIAL DATA.

    The following table sets forth our selected consolidated financial data. Our selected consolidated statements of operations and consolidated balance sheet data for the fiscal years ended October 31, 1998, 1997, 1996, 1995 and 1994 are derived from our Consolidated Financial Statements that were audited by PricewaterhouseCoopers LLP, independent accountants, whose report for the fiscal years ended October 31, 1998, 1997 and 1996 is included herein.

    The Selected Consolidated Financial Data set forth below should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and related Notes, and other financial information included herein.

                                                            YEAR ENDED OCTOBER 31,
                                             -----------------------------------------------------
                                               1998       1997       1996       1995       1994
                                             ---------  ---------  ---------  ---------  ---------
                                                       (IN THOUSANDS EXCEPT PER AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales..................................  $ 266,270  $ 199,485  $ 180,155  $ 129,603  $  89,836
Cost of sales..............................    222,018    149,439    144,879    110,129     73,213
                                             ---------  ---------  ---------  ---------  ---------
Gross profit...............................     44,252     50,046     35,276     19,474     16,623
                                             ---------  ---------  ---------  ---------  ---------
Operating expenses:
  Research and development.................     10,794      6,740      4,428      2,719      1,795
  Sales and marketing......................     17,717     14,788     10,986      7,437      5,529
  General and administrative...............     12,666     10,618      9,486      6,172      5,190
                                             ---------  ---------  ---------  ---------  ---------
Total operating expenses...................     41,177     32,146     24,900     16,328     12,514
                                             ---------  ---------  ---------  ---------  ---------
Income from operations.....................      3,075     17,900     10,376      3,146      4,109
Interest expense, net......................        439      1,649      1,113        818        588
                                             ---------  ---------  ---------  ---------  ---------
Income before income tax...................      2,636     16,251      9,263      2,328      3,521
Provision for income tax (1)...............        904      5,481      3,186        330     --
                                             ---------  ---------  ---------  ---------  ---------
  Net income...............................  $   1,732  $  10,770  $   6,077  $   1,998  $   3,521
                                             ---------  ---------  ---------  ---------  ---------
                                             ---------  ---------  ---------  ---------  ---------
Net income per share:
  Basic....................................  $    0.14  $    1.05  $    0.60  $    0.23  $    0.63
                                             ---------  ---------  ---------  ---------  ---------
                                             ---------  ---------  ---------  ---------  ---------
  Diluted..................................  $    0.13  $    0.97  $    0.59  $    0.23  $    0.63
                                             ---------  ---------  ---------  ---------  ---------
                                             ---------  ---------  ---------  ---------  ---------

                                                                             AS OF OCTOBER 31,
                                                          -------------------------------------------------------
                                                             1998        1997       1996       1995       1994
                                                          ----------  ----------  ---------  ---------  ---------
                                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.........................................  $   83,719  $   31,361  $  25,192  $  21,621  $   4,373
Total assets............................................     135,312     109,554     65,629     57,539     23,651
Accounts payable-trade..................................      32,050      36,801     19,538     17,731      8,710
Short-term borrowings, including current maturities.....         587      22,687     12,465     12,138      6,793
Long-term debt..........................................      --             500      1,000      1,982      2,164
Total shareholders' equity..............................      98,352      43,462     29,597     23,362      4,196

------------------------

(1) We operated as an S Corporation from November 1, 1986 until February 21, 1995, at which time we became fully subject to federal and state income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    We currently sell two broad categories of products, multimedia subsystem products and specialized technology products. Our multimedia subsystem product line includes a wide selection of multimedia accelerators designed for use in mid-range to high-end PCs. Our multimedia subsystem product line also features several complementary products, including DVD decoder subsystems and PC/TV convergence subsystems. Our specialized technology products incorporate graphics technologies and are primarily designed to enable one computer to control simultaneously the display of multiple monitors.

    We sell our products to OEMs, the commercial market and the specialized technology market. We sell multimedia subsystem products both to OEMs as subsystems for their PC products and to the commercial market. Sales of multimedia accelerators and other multimedia subsystems to OEMs typically possess higher unit volumes and lower gross profit margins. Sales of multimedia products to the commercial market typically have modest unit volumes and higher gross profit margins than the sale of similar products to OEMs. Although sales volumes of specialized technology products are relatively low, we realize higher gross profit margins from the sale of these products than from the sale of multimedia subsystem products.

    For the fiscal years 1998 and 1997, sales of our products to OEMs represented approximately 80% and 79%, respectively, of total net sales. Sales to the commercial market represented approximately 12% of total net sales for fiscal years 1998 and 1997. Sales to specialized technology product markets constituted approximately 7% of total net sales for fiscal 1998 and 8% of total net sales for fiscal 1997. We derived the balance of total net sales primarily from third party assembly services. Third party assembly services comprised approximately 1% of total net sales for fiscal years 1998 and 1997. We export our products through all of our sales channels. Export sales of our products have grown moderately in recent periods. As a result, exports have increased as a percentage of net sales to 28% in fiscal 1998 from 27% in fiscal 1997. Our total gross profit margins and gross profits will likely fluctuate from period to period as a result of our product mix, sales channel mix, component costs and the competitive pricing pressures on our products.

    We recognize revenue upon shipment of our products. For products sold through the commercial channel, we generally allow returns in the form of stock rotation and price protection in the form of credits. Our current stock rotation policies permit a commercial customer to return a portion of the products purchased within specified time periods, if that customer places an order with us for additional products of equal or greater value. We also provide price protection to commercial channel customers in the form of credits for price reductions on products remaining in customer inventories at the time of the price reduction. We maintain reserves related to these programs, and we believe that such reserves are adequate.

    We have no guaranteed supply arrangements with any of our suppliers. We obtain most of the primary components of our products directly from the component manufacturers. The primary components of our products consist mainly of controller chips and memory chips. The prices of such components can change significantly from time to time. In the past we have experienced, and may in the future experience, increases in our unit component costs without being able to increase the price of the related products. Such an increase in component costs could negatively impact our gross profit margins and results of operations. In particular, occasional world-wide shortages of memory and controller chips and international tariff disputes have in the past resulted in substantial unit component cost increases that have materially adversely affected our gross profit margins and our results of operations.

    On December 13, 1998, we entered into the 3Dfx Merger Agreement. The 3Dfx Merger Agreement provides for the merger of a newly formed, wholly-owned subsidiary of 3Dfx with and into STB (the "3Dfx Merger"). STB will be the surviving corporation in the 3Dfx Merger and, upon consummation of the 3Dfx Merger, will become a wholly-owned subsidiary of 3Dfx. In the event of the consummation of the 3Dfx

Merger, the combination of 3Dfx's and STB's operations will result in many significant changes in STB's business and its related results of operations and financial condition.

RESULTS OF OPERATIONS

    The following table sets forth certain items from our Consolidated Statements of Operations as a percentage of net sales:

                                                                           PERCENTAGE OF NET SALES
                                                                           YEAR ENDED OCTOBER 31,
                                                                       -------------------------------
                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
Net sales............................................................      100.0%     100.0%     100.0%
Cost of sales........................................................       83.4%      74.9%      80.4%
                                                                       ---------  ---------  ---------
Gross profit.........................................................       16.6%      25.1%      19.6%
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------
Operating expenses:
  Research and development...........................................        4.0%       3.4%       2.4%
  Sales and marketing................................................        6.6%       7.4%       6.1%
  General and administrative.........................................        4.8%       5.3%       5.3%
                                                                       ---------  ---------  ---------
Total operating expenses.............................................       15.4%      16.1%      13.8%
                                                                       ---------  ---------  ---------
Income from operations...............................................        1.2%       9.0%       5.8%
Interest expense, net................................................        0.2%       0.8%       0.6%
                                                                       ---------  ---------  ---------
Income before income taxes...........................................        1.0%       8.2%       5.2%
Provision for income taxes...........................................        0.3%       2.8%       1.8%
                                                                       ---------  ---------  ---------
Net income...........................................................        0.7%       5.4%       3.4%
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

FISCAL YEAR ENDED OCTOBER 31, 1998 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
  1997

    NET SALES. Net sales increased by $66.8 million, or 33.5%, from $199.5 million in fiscal 1997 to $266.3 million in fiscal 1998. This increase resulted from continued growth in all sales channels. Unit volume for fiscal 1998 increased by 25.7% over fiscal 1997. Our overall average unit selling prices increased slightly, primarily as a result of increased product performance and complexity and higher memory configurations. OEM channel sales increased $58.9 million, or 38.3%, from approximately $153.5 million in fiscal 1997 to approximately $212.4 million in fiscal 1998. Sales growth in the OEM channel primarily resulted from increased sales to existing customers. Commercial channel sales increased $8.9 million, or 37.1%, from approximately $23.9 million in fiscal 1997 to approximately $32.8 million in fiscal 1998. This increase in sales to the commercial channel resulted primarily from sales of the award winning Velocity 128, as well as the Black Magic Voodoo 2 and Velocity 4400 multimedia accelerators to established customers. Sales in the specialized technology market experienced moderate growth, increasing from approximately $15.2 million in fiscal 1997 to approximately $16.9 million in fiscal 1998, an increase of $1.7 million, or 11.3%. Unit volume for specialized technology products increased approximately 24.2%, while average unit selling prices declined slightly as a result of increased competition in the market. An increase in sales to existing customers also contributed to the moderate increase in sales of specialized technology products.

    GROSS PROFIT. Gross profit decreased by $5.8 million, or 11.6%, to $44.2 million in fiscal 1998, as compared to $50.0 million in fiscal 1997. For the period, gross profit as a percentage of net sales declined to 16.6% from 25.1%. The decrease in the amount of gross profit resulted primarily from increased pricing pressure in the commercial and OEM markets and, to a lesser degree, the decline in average selling prices in the specialized technology market. The decrease in gross profit as a percentage of net sales resulted primarily from
(i) increased pricing pressure on our products, (ii) a decrease in higher margin specialized technology products as a percentage of total sales, (iii) price protection credits granted during the period for the Velocity 128 and Black Magic Voodoo 2 products and (iv) additional reserves taken for potential excess and obsolete inventory.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $4.1 million, or 60.1%, to $10.8 million in fiscal 1998, as compared to $6.7 million in fiscal 1997. This increase resulted primarily from increased staffing levels at our corporate headquarters in Richardson, Texas, as well as at our design centers in Austin, Texas, Eugene, Oregon and Belfast, Northern Ireland. Expenses associated with new product development, software and driver development and continued enhancement and support of our existing products also contributed to the increase. Research and development expenses as a percentage of net sales increased from 3.4% in fiscal 1997 to 4.0% in fiscal 1998.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses increased by $2.9 million, or 19.8%, to $17.7 million in fiscal 1998, as compared to $14.8 million in fiscal 1997. This increase resulted from additional staffing and commissions paid as a result of our growth and higher sales levels. A decrease in commissions paid to independent sales representatives partially offset the general increase in sales and marketing expenses. Increased advertising and promotional expenses in the commercial channel, the specialized technology market and the international market also contributed to the overall increase in sales and marketing expense. Sales and marketing expense as a percentage of net sales decreased from 7.4% in fiscal 1997 to 6.6% in fiscal 1998.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $2.1 million, or 19.3%, to $12.7 million in fiscal 1998, as compared to $10.6 million in fiscal 1997. The increase is due primarily to expenses associated with our growth, including increased staffing, occupancy costs and other general operating expenses. Expenses associated with data processing, as well as increased goodwill amortization also contributed to the overall increase in general and administrative expenses. General and administrative expense as a percentage of net sales decreased from 5.3% in 1997 to 4.8% in 1998.

    NET INCOME. As a result of the foregoing factors, net income decreased by $9.0 million, or 83.9%, to $1.7 million in fiscal 1998, as compared to $10.7 million in fiscal 1997.

FISCAL YEAR ENDED OCTOBER 31, 1997 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
  1996

    NET SALES. Net sales increased by $19.3 million, or 10.7%, from $180.2 million in fiscal 1996 to $199.5 million in fiscal 1997. This increase result from continued growth in all sales channels. Unit volume for fiscal 1997 increased by 27.4% over fiscal 1996. At the same time, our average unit selling prices continued to decline primarily as a result of declines in component costs. OEM channel sales increased $8.0 million, or 5.5%, from approximately $145.5 million in fiscal 1996 to approximately $153.5 million in fiscal 1997. Sales growth in the OEM channel resulted primarily from increased sales to existing customers. Commercial channel sales increased $4.1 million, or 20.8%, from approximately $19.8 million in fiscal 1996 to approximately $23.9 million in fiscal 1997. This moderate increase in sales to the commercial channel resulted primarily from increased sales to established customers. Sales in the specialized technology market experienced significant growth, increasing from approximately $10.9 million in fiscal 1996 to approximately $15.2 million in fiscal 1997, an increase of $4.3 million, or 38.9%. Increased sales to existing customers and the sale of products to OEM workstation groups both contributed to the increase in sales of specialized technology products.

    GROSS PROFIT. Gross profit increased by $14.7 million, or 41.9%, to $50.0 million in fiscal 1997, as compared to $35.3 million in fiscal 1996. For the period, gross profit as a percentage of net sales increased to 25.1% from 19.6%. The increase in gross profit margin resulted primarily from increased sales of higher margin specialized technology products and, to a lesser degree, increased sales to the commercial channel. In addition, declines in component costs, economies of scale resulting from higher production volumes and greater manufacturing efficiencies also contributed to the increase in gross profit margin. Decreasing unit sales prices partially offset the increase in gross profit margins.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $2.3 million, or 52.2%, to $6.7 million in fiscal 1997, as compared to $4.4 million in fiscal 1996. This increase resulted primarily from additional staffing levels at our headquarters in Richardson, Texas, as well as at our design centers in Houston, Texas and Eugene, Oregon. During 1997 we expanded our research and development efforts by establishing and staffing a design center in Belfast, Northern Ireland. Expenses associated with new product development, software development and continued enhancement and support of our existing products also contributed to the increase. Research and development expenses as a percentage of net sales increased from 2.4% in fiscal 1996 to 3.4% in fiscal 1997.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses increased by $3.8 million, or 34.6%, to $14.8 million in fiscal 1997, as compared to $11.0 million in fiscal 1996. This increase resulted from additional staffing and commissions paid as a result of our growth and higher sales levels, as well as increased travel and operating costs. Increased trade show expense, as well as increased advertising and promotional expenses in the commercial channel, the specialized technology market and the international market also contributed to the overall increase in sales and marketing expense. Sales and marketing expense as a percentage of net sales increased from 6.1% in fiscal 1996 to 7.4% in fiscal 1997.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1.1 million, or 11.9%, to $10.6 million in fiscal 1997, as compared to $9.5 million in fiscal 1996. The increase resulted primarily from expenses associated with our growth, including increased staffing and related expenses and data processing costs. An increase in the allocation of certain costs related to the Mexican manufacturing operation to cost of goods sold partially offset the increase in general and administrative expenses. Facility expansion at our headquarters and related occupancy costs, including rent and insurance, also contributed to the overall increase in general and administrative expenses. As a result of the increase in operating income, expenses associated our profit sharing plan also increased. For the periods, general and administrative expense as a percentage of net sales remained unchanged at 5.3%.

    NET INCOME. As a result of the foregoing factors, net income increased by $4.7 million, or 77.2%, to $10.8 million in fiscal 1997, as compared to $6.1 million in fiscal 1996.

SEASONALITY

    Our quarterly operating results vary significantly depending on factors such as the timing of new product introductions, adequacy of component supply, changes in component costs, variations in our product mix, seasonal promotions by us and our customers and competitive pricing pressures. Because the timing of these factors may vary, the results of any particular quarter may not be indicative of results for the entire year or any future period. In addition, the PC market generally experiences weaker sales during the summer months.

LIQUIDITY AND CAPITAL RESOURCES

    Inventory and accounts receivable financing and manufacturing and other equipment expenditures constitute our principal capital and liquidity needs. We have generally financed these requirements and our operations through a combination of cash generated from operations, trade credit from vendors, bank borrowings and the proceeds from our public offerings. As a result of our rapid growth in recent years and our capital requirements, we completed a secondary public offering of 2,775,000 shares of STB Common Stock during the second quarter of fiscal 1998. We used the net proceeds from our secondary offering to reduce indebtedness and retained the balance for general corporate purposes. We recognize that future growth, if any, may require additional capital, particularly to support increased working capital needs, staffing requirements, promotional expenses and manufacturing facilities and equipment requirements.

    Cash used in operating activities was $148,000 in fiscal 1998, primarily attributable to increases in inventory and other assets, as well as decreases in accounts payable, partially offset by decreases in accounts receivable, as a result of declining revenues late in the fourth quarter. Cash used in operating activities was $3.9 million in fiscal 1997, resulting primarily from increases in inventory and accounts receivable, as a result of higher sales, partially offset by increased earnings and increases in accounts payable. At October 31, 1998, the Company's working capital amounted to $83.7 million, compared to $31.4 million at October 31, 1997. Cash and cash equivalents equaled $30.6 million and $3.9 million at October 31, 1998 and 1997, respectively.

    In fiscal 1998, we invested $3.1 million in capital equipment, compared with net purchases of equipment aggregating $9.6 million during fiscal 1997. Our investment in equipment is primarily attributable to manufacturing equipment additions and upgrades of existing equipment to support the increased demand for our products. During the first quarter of fiscal 1998, we completed a move to a new manufacturing facility in Juarez, Mexico, immediately adjacent to our previous facility. We have retained one-half of the previous facility for expansion. During the fourth quarter of fiscal 1997, we installed two new high speed surface-mount assembly lines at our new facility, at a total cost of approximately $6.3 million. We installed an additional line in the third quarter of fiscal 1998, at a cost of approximately $2.9 million. We financed this equipment through operating lease finance arrangements. During the fourth quarter of fiscal 1996, we installed four surface-mount technology assembly lines, at an approximate cost totaling $4.2 million. We financed this equipment through traditional lease financing arrangements also. Our aggregate obligations under all such equipment lease financing arrangements totaled approximately $9.2 million at October 31, 1998 (see Note 8 of Notes to Consolidated Financial Statements). We expect that additional capital expenditures for similar types of equipment may be necessary to support any additional future customer demand and production requirements.

    We have a $40.0 million revolving credit facility ("Revolving Credit Facility"), as well as a $3.0 million term loan ("Term Loan"). At October 31, 1998, no amounts were outstanding under the Revolving Credit Facility and $2.7 million was outstanding under the Term Loan. Principal amounts outstanding under the Revolving Credit Facility bear interest at LIBOR plus 175 basis points (6.989% at October 31, 1998). Amounts outstanding under the Term Loan bear interest at LIBOR plus 250 basis points and are payable in 60 monthly installments of principal and interest. Payment of principal and interest began November 1, 1997. Formulas based on eligible accounts receivable determine availability under the new Revolving Credit Facility. All indebtedness under the Revolving Credit Facility matures on November 21, 1999, and indebtedness under the Term Loan matures on November 1, 2002 (subject to renewal of the Revolving Credit Facility through such date).

    In December 1997, we entered into a five-year agreement to construct and lease a new corporate headquarters in Richardson, Texas. Construction on the 210,000 square foot facility was completed in December 1998, and we completed our move into the facility during that month. We estimate the total cost of the building and the land to be approximately $22.8 million. The lessor agreed to fund the cost of the land and construction of the building. Rental payments commenced upon occupancy. We estimate that we will pay approximately $225,000 per month in rent over a four-year period beginning in the first quarter of fiscal 1999. This amount exceeds the expense of our previous headquarter facilities, because local rental rates have increased and we have increased the square footage of our corporate headquarters. The lease agreement also provides that the amount of the lease payments is subject to adjustment based upon prevailing interest rates. Consequently, an increase in prevailing interest rates will increase the expense of our facilities. We have recently entered into an interest rate swap agreement that fixes the interest rate on a majority of our lease obligation at 7.55%. We are also seeking opportunities to sublease that portion of our new headquarters that we do not expect to utilize immediately. At the end of the initial five-year lease, we have the option to renew the lease for an additional five years, pay off the underlying debt or cause the building to be sold. In the event of a sale, the proceeds are to be used to retire the underlying debt. Any excess will be paid to us. We are generally responsible for any remaining unpaid balance owing on the underlying obligation after the sale of the facility.

YEAR 2000 ASSESSMENT

    STATE OF READINESS: STB has performed a company-wide evaluation to assess the ability of its products and its information technology ("IT") and non-IT systems to properly function and execute transactions in the Year 2000. STB's Year 2000 Project is divided into three major sections: (a) Infrastructure, which includes internal management information systems, computers, servers, networks to support the business and any non-IT systems used in the operation of the business; (b) Third party Suppliers, which includes those suppliers that provide STB with components that are used in the manufacture of its products; and (c) STB Products which includes those products that generate revenue for STB. The Project has been divided into six phases: (1) Awareness and Communication; (2) Inventory; (3) Assessment; (4) Renovation; (5) Testing; and
(6) Rollout. As discussed below, STB has substantially completed the first three phases of the Year 2000 Project for its Infrastructure; the first phase for its Third Party Suppliers and all phases for its Customer Products and Services. All phases of the Project are expected to be completed by the third quarter of 1999.

    INFRASTRUCTURE: STB has completed an assessment of its IT and non-IT systems and currently is in the renovation phase for these systems. STB has completed the renovation of its IT hardware systems and expects to complete a renovation of its various software systems by June 1999. The Renovation, Testing and Rollout phases of the Project are expected to be complete by July 1999. STB has distributed a letter to each of its vendors that supply systems or software for its IT and non-IT systems to determine the systems' Year 2000 status. A majority of the recipients have responded to the letter, and most of the respondents have given assurances that their products and services are able to function in the context of the Year 2000 Problem either currently or through upgrades to existing systems. A majority of the total systems are either compliant currently or have been upgraded. STB is assessing these responses and will continue to communicate with vendors that are material to its operations to gain satisfactory assurances. If such assurances are not obtained, STB will seek alternatives, including contracting with other vendors.

    THIRD PARTY SUPPLIERS: STB has taken a inventory of the components supplied from third party suppliers that are used in conjunction with its products. STB has contacted significant third party suppliers in an effort to assess the state of their Year 2000 readiness. To date, a majority of the recipients have responded to the letter, and approximately 20% of the respondents have given assurances that their products and services are able to function in the context of the Year 2000 Problem. Approximately 25% of those responding have not been willing to certify the Year 2000 compliance of their products. STB is continuing to obtain responses to the letter and at the same time is formulating a contingency plan that includes identifying alternate suppliers in the event STB is unable to obtain such assurances. Many of STB's components and services are obtained from sources that are not the sole source for such items. Accordingly, STB believes that alternative means are generally available that are Year 2000 compliant from which to obtain components and services.

    STB PRODUCTS AND SERVICES: During 1998, all of STB's products that were produced in the last five years were tested and confirmed as compliant. STB has transmitted letters to its customers notifying them of their current year 2000 readiness status. In general, STB believes that the nature of the functionality of its products do not entail any date type functions. Therefore STB believes that, the products do not have any Year 2000 performance implications.

    COSTS: To date, STB has spent approximately $170,000 relating to software, training and labor costs for its Year 2000 Project, of which $100,000 was incurred for replacement costs for non-compliant software systems as well as the acceleration of replacement of certain other systems as a result of the Year 2000 issue. STB currently estimates that its software, training and labor costs through fiscal year 1999 relating to the Year 2000 Project will be approximately $100,000. No assurances, however, can be given that these costs will not exceed such amount or that STB will not have to use other sources for these amounts. Funds for the Year 2000 Project are expected to be paid for out of operations.

    RISKS: If STB does not successfully complete its Year 2000 Project, it could, among other results, prevent it from receiving orders and delivering Year 2000 compliant goods to customers and prevent it from placing orders and receiving sufficient quantities of supplies from vendors, which could have a material effect on the STB's ability to market, sell and implement its products, which could have a material adverse effect on its financial condition and results of operations. In addition, as a result of Year 2000 concerns, the PC industry as a whole may experience declining growth rates and a decreased demand for PCs and PC related products. There can be no assurances that third parties will be Year 2000 compliant in a timely manner.

    CONTINGENCY PLANS: Although STB has not adopted a formal contingency plan, it is currently assessing alternatives, which may be implemented in the event Year 20000 issues arise.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), was issued. FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It mandates that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. STB will adopt FAS 130 in the year ending October 31, 1999. Reclassification of financial statements for earlier periods provided for comparative purposes is required upon adoption.

    In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("FAS 131"), was issued, FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. FAS 131 is effective for financial statements for periods beginning after December 15, 1997. STB will adopt FAS 131 in the year ending October 31, 1999.

    On March 4, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 requires computer software costs related to internal use software that are incurred in the preliminary project stage should be expensed as services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project); and interest costs incurred when developing computer software for internal use should be capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Accordingly, STB will adopt SOP 98-1 in its financial statements for the year ending October 31, 1999. STB does not believe the adoption of SOP 98-1 will have a material effect on its results of operations or financial condition.

    On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (November 1, 1999 for STB). FAS 133 requires that all derivatives instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. STB is currently evaluating implementation of FAS 133 and the effects the statement will have on its financial statements and disclosures. STB believes that, due to the current limited use of derivative instruments, adoption of the statement will not have a material effect on its results of operations, financial position, capital resources or liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of STB Systems, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the consolidated financial position of STB Systems, Inc. and subsidiaries at October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of STB Systems, Inc.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
December 12, 1998, except as to Note 15,
  which is as of January 15, 1999

                       STB SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           OCTOBER 31, 1998 AND 1997
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                               1998        1997
                                                                                            ----------  ----------
                                                      ASSETS
Current Assets:
  Cash and cash equivalents...............................................................  $   30,639  $    3,869
  Accounts receivable--trade, net of allowance for doubtful accounts of $520 and $465.....      32,508      47,208
  Inventories, net........................................................................      48,993      41,295
  Other current assets....................................................................       6,444       1,970
                                                                                            ----------  ----------
    Total current assets..................................................................     118,584      94,342
Property and equipment, net...............................................................      11,586      12,348
Other assets..............................................................................       5,142       2,864
                                                                                            ----------  ----------
    Total assets..........................................................................  $  135,312  $  109,554
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt.........................................................................  $   --      $   21,520
  Accounts payable--trade.................................................................      32,050      36,801
  Accrued wages, commissions and bonuses..................................................         694       1,466
  Other accrued liabilities...............................................................       1,534       2,027
  Current portion of long-term liabilities................................................         587       1,167
                                                                                            ----------  ----------
    Total current liabilities.............................................................      34,865      62,981
                                                                                            ----------  ----------
Long-term liabilities:
  Long-term notes payable.................................................................      --             500
  Obligations under capital leases and other long-term liabilities........................       2,095       2,611
                                                                                            ----------  ----------
    Total long-term liabilities...........................................................       2,095       3,111
                                                                                            ----------  ----------
Shareholders' equity:
  Preferred stock, 2,000,000 shares authorized, none issued or outstanding................      --          --
  Common stock, $.01 par value, 25,000,000 shares authorized, 13,302,687 and 10,452,473
    shares issued, respectively...........................................................         133         105
Additional paid-in capital................................................................      82,875      25,357
Retained earnings.........................................................................      19,977      18,245
                                                                                            ----------  ----------
                                                                                               102,985      43,707
Treasury stock, 696,800 and 35 shares, respectively, at cost..............................      (4,633)       (245)
                                                                                            ----------  ----------
Total shareholders' equity................................................................      98,352      43,462
                                                                                            ----------  ----------
    Total liabilities and shareholders' equity............................................  $  135,312  $  109,554
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                       STB SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

              FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------
Net sales...............................................................  $    266,270  $    199,485  $    180,155
Cost of sales...........................................................       222,018       149,439       144,879
                                                                          ------------  ------------  ------------
Gross Profit............................................................        44,252        50,046        35,276
                                                                          ------------  ------------  ------------
Operating expenses:
  Research and development..............................................        10,794         6,740         4,428
  Sales and marketing...................................................        17,717        14,788        10,986
  General and Administrative............................................        12,666        10,618         9,486
                                                                          ------------  ------------  ------------
Total operating expenses................................................        41,177        32,146        24,900
                                                                          ------------  ------------  ------------
Income from operations..................................................         3,075        17,900        10,376
Interest expense, net...................................................           439         1,649         1,113
                                                                          ------------  ------------  ------------
Income before income taxes..............................................         2,636        16,251         9,263
Provision for income taxes..............................................           904         5,481         3,186
                                                                          ------------  ------------  ------------
Net income..............................................................  $      1,732  $     10,770  $      6,077
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Net income per share:
  Basic.................................................................  $       0.14  $       1.05  $       0.60
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
  Diluted...............................................................  $       0.13  $       0.97  $       0.59
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Weighted average shares outstanding:
  Basic.................................................................    12,133,560    10,297,929    10,158,803
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
  Diluted...............................................................    12,882,864    11,146,602    10,309,256
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                       STB SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                                     1998        1997       1996
                                                                                  ----------  ----------  ---------
Cash flows from operating activities:
  Net income....................................................................  $    1,732  $   10,770  $   6,077
  Adjustments to reconcile net income to net cash flow from operating activities:
    Depreciation and amortization...............................................       3,885       2,550      1,252
    Changes in assets and liabilities:
      Accounts receivable--trade................................................      14,700     (18,506)    (7,397)
      Inventories, net..........................................................      (7,698)    (13,652)       727
      Other current assets......................................................      (4,474)       (621)      (479)
      Other assets..............................................................      (2,277)       (763)       151
      Accounts payable--trade...................................................      (4,751)     15,543      1,807
      Accrued wages, commissions, and bonuses...................................        (772)        322        585
      Other accrued liabilities.................................................        (493)        419        817
                                                                                  ----------  ----------  ---------
        Net cash provided by (used in) operating activities.....................        (148)     (3,938)     3,540
                                                                                  ----------  ----------  ---------
Cash flows from investing activities:
Purchases of property and equipment.............................................      (3,124)     (9,580)    (3,086)
Investment in subsidiary........................................................      --            (236)    --
                                                                                  ----------  ----------  ---------
      Net cash used in investing activities.....................................      (3,124)     (9,816)    (3,086)
                                                                                  ----------  ----------  ---------
Cash flows from financing activities:
Borrowings (payments) on short-term debt........................................     (21,520)      9,760       (351)
Borrowings (payments) on long-term debt.........................................      (1,596)      2,297     (1,003)
Issuance of common stock, net of issue costs....................................         474       1,218        158
Proceeds from secondary offering................................................      57,104      --         --
Repurchase of common stock......................................................      (4,633)     --         --
Tax benefit from exercise of stock options......................................         213         928     --
                                                                                  ----------  ----------  ---------
Net cash provided by(used in) financing activities..............................      30,042      14,203     (1,196)
                                                                                  ----------  ----------  ---------
Net increase (decrease) in cash and cash equivalents............................      26,770         449       (742)
Cash and cash equivalents at beginning of period................................       3,869       3,420      4,162
                                                                                  ----------  ----------  ---------
Cash and cash equivalents at end of period......................................  $   30,639  $    3,869  $   3,420
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
Supplemental disclosure of cash flow information:
  --Cash paid for interest in 1998, 1997 and 1996 was $1,235, $1,640, and$1,243, respectively.
  --Cash paid for income taxes in 1998, 1997 and 1996 was $3,400, $4,375 and $2,775, respectively.

  The accompanying notes are an integral part of these consolidated financial statements.

                       STB SYSTEMS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                    COMMON STOCK         ADDITIONAL                 TREASURY STOCK
                                              -------------------------    PAID-IN    RETAINED   --------------------
                                                 SHARES       AMOUNT       CAPITAL    EARNINGS    SHARES     AMOUNT      TOTAL
                                              ------------  -----------  -----------  ---------  ---------  ---------  ---------
BALANCE, OCTOBER 31, 1995...................    10,125,000   $     102    $  22,103   $   1,402         35  $    (245) $  23,362
Issuance of common stock....................        30,596           0          158                                          158
Net Income..................................                                              6,077                            6,077
                                              ------------       -----   -----------  ---------  ---------  ---------  ---------
BALANCE, OCTOBER 31, 1996...................    10,155,596         102       22,261       7,479         35       (245)    29,597
Issuance of common stock....................       231,830           3        1,218                                        1,221
Investment in subsidiary....................        65,047                      950                                          950
Cumulative translation gain.................                                                 (4)                              (4)
Tax benefit from exercise of stock
  options...................................                                    928                                          928
Net Income..................................                                             10,770                           10,770
                                              ------------       -----   -----------  ---------  ---------  ---------  ---------
BALANCE, OCTOBER 31, 1997...................    10,452,473         105       25,357      18,245         35       (245)    43,462
Net proceeds from secondary offering........     2,775,000          28       57,076                                       57,104
Issuance of common stock....................        75,249           0          474                                          474
Retirement of treasury stock................           (35)                    (245)                   (35)       245          0
Common stock repurchase.....................                                                       696,800     (4,633)    (4,633)
Tax benefit from exercise of stock
  options...................................                                    213                                          213
Net Income..................................                                              1,732                            1,732
                                              ------------       -----   -----------  ---------  ---------  ---------  ---------
BALANCE, OCTOBER 31, 1998...................    13,302,687   $     133    $  82,875   $  19,977    696,800  $  (4,633) $  98,352
                                              ------------       -----   -----------  ---------  ---------  ---------  ---------
                                              ------------       -----   -----------  ---------  ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1--DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    STB Systems, Inc. develops, manufactures and sells a wide selection of multimedia accelerators, other multimedia subsystem products and specialized technology products designed for use in mid-range and high-end personal computers ("PCs"). STB Assembly, Inc. is a wholly owned subsidiary and provides manufacturing services to STB Systems, Inc. Symmetric Simulation Systems, Inc., also a wholly owned subsidiary of STB Systems, Inc., designs high-end 3D graphics acceleration products.

    PRINCIPLES OF CONSOLIDATION--The accompanying financial statements include the consolidated accounts of STB Systems, Inc., STB Assembly, Inc. and Symmetric Simulation Systems, Inc., (collectively referred to as the "Company"). STB de Mexico S.A. de C.V. ("STB de Mexico"), a majority owned subsidiary of STB Assembly, Inc., is a Mexican corporation operated as a maquiladora and performs assembly services for STB Systems, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interests in STB de Mexico are insignificant for financial reporting purposes.

    MANAGEMENT ESTIMATES--In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from those estimates.

    CASH AND CASH EQUIVALENTS--Cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near to their maturity that they present insignificant risk of changes in value because of changes in interest rates. Investments with initial maturities of three months or less qualify as cash equivalents.

    REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE--The Company recognizes revenue from product sales upon shipment. Sales to original equipment manufacturers ("OEMs") account for a significant portion of the Company's sales. The Company offers its OEM customers a limited warranty for a period of typically 15 to 36 months. Costs associated with the warranty program are accrued when revenue is recognized and are determined on the basis of estimated future costs to fulfill the warranty commitment.

    Stock rotation return rights, under specified conditions, are provided to certain retail customers for recently purchased products, provided an equivalent dollar amount of other products is purchased at the time of the return. Also, in the event the Company reduces its selling prices, certain retail customers receive price protection credit for the difference between the original purchase price of products remaining in specified levels of their inventories and the Company's reduced price for such products. Sales adjustments resulting from stock rotation returns and price protection programs are estimated by management and accrued in the period in which the sale is made. These sales adjustments have generally not been significant. Management's estimates of the costs associated with the price protection and stock rotation programs are based on the Company's historical experience with such arrangements and its evaluation of exposure at each balance sheet date resulting from these policies. The Company's sales are presented net of stock rotation returns and price adjustments.

    The Company participates in cooperative advertising programs with certain distributors. These programs are used by the Company to reimburse distributors for certain forms of advertising, and in general, allows distributors credits up to a specified percentage of net purchases. Credits for cooperative advertising earned by the distributor, may be taken up to six months after the sale has occurred. The Company's costs associated with these programs are estimated and accrued at the time of sale and are included in sales and marketing expenses.

    INVENTORIES--Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis using a moving weighted average methodology.

    PROPERTY AND EQUIPMENT--Property and equipment are stated at cost. Depreciation is computed for financial statement purposes using an accelerated method over the estimated useful lives of the assets, which range from three to five years. Amortization of assets recorded under capital leases is included in depreciation expense. Depreciation and amortization expense for each of the years ended October 31, 1998, 1997 and 1996 was $3,885,000, $2,550,000 and
$1,252,000, respectively.

    LONG-LIVED ASSETS--Long-lived assets held and used by the Company, or to be disposed of, are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between net book value of the assets and the estimated fair value of the related assets. Based on its most recent analysis, the Company believes that no impairment of long-lived assets existed at October 31, 1998.

    RESEARCH AND DEVELOPMENT--Research and development costs are charged to expense as incurred.

    INCOME TAXES--Effective February 21, 1995 and in connection with the Company's initial public offering ("Stock Offering"), the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) on a prospective basis (see Note 2). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities measured using estimated tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled.

    ACCOUNTING FOR STOCK-BASED COMPENSATION--In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123) was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the statement of operations, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements. Accordingly, the Company has adopted SFAS 123 on a disclosure basis only.

    FINANCIAL INSTRUMENTS--As of October 31, 1998 and 1997 the fair values of the Company's revolving credit balance and the fair values of the Company's fixed-rate debt approximates the related carrying values.

    STOCK SPLIT--During 1997, the Company declared a three-for-two split of the Company's common stock. The stock split was effected in the form of a stock dividend on July 17, 1997. Additionally, on January 27, 1998, another three-for-two split of the Company's common stock was declared. Again, the stock split was effected in the form of a stock dividend on February 29, 1998, and resulted in the issuance of 3,491,182 additional shares. Share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the stock splits.

    EARNINGS PER SHARE--In February 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings per share" (SFAS 128). The Company adopted SFAS 128, which establishes standards for computing and presenting earnings per share (EPS), in the first quarter of fiscal 1998. This statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into or resulted in the issuance of common stock.

    FOREIGN CURRENCY TRANSLATION--The U.S. dollar is the functional currency for the Company's foreign operations. Gains and losses on the translation into U.S. dollars of amounts denominated in foreign currencies are included in net income.

    OTHER ASSETS--During the fourth quarter of fiscal 1998, the Company invested $3 million in a supplier. The investment is in the form of a Convertible Subordinated Note. In the event the supplier sells common stock in an initial public offering prior to December 31, 1998, the investment will convert to common stock at a discount from the price per share of the common stock in the initial public offering. In the event the supplier does not complete an initial public offering prior to December 31, 1998, then on January 15, 1999 the investment shall automatically convert into common stock of the supplier (see
Note 15, Subsequent Events). The investment is included in other assets.

NOTE 2--INITIAL PUBLIC OFFERING AND SECONDARY OFFERING

    On December 16, 1994, the Board of Directors of the Company authorized an initial public offering of the Company's common stock ("Stock Offering"). Accordingly, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for the sale of common stock. On February 14, 1995, 4,500,000 shares of common stock were offered to the public at a price of $5.33 per share. Proceeds from the Company's Stock Offering totaled $24,000,000, net of $2,322,000 of Stock Offering expenses. The Company's stock is listed on the NASDAQ National Market under the symbol "STBI".

    On February 25, 1998, the Company filed a registration statement on Form S-3 to offer an additional 3,000,000 shares of its common stock to the public in a secondary offering at a price of $22.00 per share. On March 20, 1998, the offering was completed and of the shares being offered, 2,775,000 shares were sold by the Company and 225,000 were sold by certain selling shareholders. Proceeds to the Company from the secondary offering totaled $61,050,000, net of $3,946,000 of secondary offering expenses.

NOTE 3--ACQUISITION

    During the quarter ended April 30, 1997, STB Systems, Inc. acquired all of the outstanding shares of Symmetric Simulation Systems, Inc. ("Symmetric"). Symmetric designs and builds high-end 3D graphics acceleration products for use in applications such as computer-aided design, product visualization and animation. This transaction was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" (APB 16). As consideration, the Company issued 65,047 shares of stock at a fair market value of $950,000 and cash in the amount of $236,000. As a result of the acquisition, the Company recorded goodwill in the amount of $1,648,000, which is included in other assets. At October 31, 1998, the Company evaluated the remaining useful life of the goodwill, and accordingly, changed the straight-line amortization period to five years from seven years. Based on an analysis of the undiscounted cash flow of the associated assets, no impairment of the asset was recorded. Unamortized goodwill at October 31, 1998 was $982,000.

    The purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values on the date of acquisition, as follows:

                                                                                MARCH 18, 1997
                                                                                ---------------
                                                                                (IN THOUSANDS)
Working capital, other than cash..............................................     $   1,166
Property, plant and equipment.................................................            89
Other assets..................................................................             4
Goodwill......................................................................         1,648
Other liabilities.............................................................        (1,720)
                                                                                      ------
Purchase price, net of cash received..........................................     $   1,187
                                                                                      ------
                                                                                      ------

NOTE 4--INVENTORIES

    Inventories at October 31 consist of the following:

                                                                            1998       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Raw materials...........................................................  $  26,885  $  22,416
Work-in-process.........................................................     16,289     13,416
Finished goods..........................................................      5,819      5,463
                                                                          ---------  ---------
Inventories, net........................................................  $  48,993  $  41,295
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE 5--PROPERTY AND EQUIPMENT

    Property and equipment at October 31 consist of the following:

                                                                            1998       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Furniture and equipment.................................................  $  17,876  $  16,485
Leasehold improvements..................................................      1,866        746
                                                                          ---------  ---------
                                                                             19,742     17,231
Less: accumulated depreciation..........................................     (8,156)    (4,883)
                                                                          ---------  ---------
Property and equipment, net.............................................  $  11,586  $  12,348
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE 6--SHORT-TERM DEBT

    On November 21, 1997, the Company entered into a credit agreement with a bank, whereby the Company can borrow up to $30,000,000, against a revolving credit facility ("Revolving Credit Facility"). The borrowing capacity under the Revolving Credit Facility was increased to $40,000,000 in January 1998. The Revolving Credit Facility is payable upon demand, and bears interest at Libor plus 175 basis points (6.989% at October 31, 1998). In addition, the Company will incur a fee on the unused portion of the commitment, at an annual rate of
 .375%, payable quarterly, in arrears. There was no outstanding balance under the Revolving Credit Facility at October 31, 1998. All indebtedness under the Revolving Credit Facility matures on November 1, 1999.

    Availability under the Revolving Credit Facility is subject to limitations determined by the Company's borrowing base, which is calculated based on eligible accounts receivable, as defined in the Revolving

Credit Facility agreement. In connection with the re-negotiation of the Revolving Credit Facility in January 1998, the Company incurred additional fees in the amount of $103,000.

    At October 31, 1997, the Company had $21,520,000 outstanding under a $25,000,000 credit agreement with a bank. This line of credit had an interest rate of prime plus .75% (9.25% at October 31, 1997). All outstanding balances under this credit agreement were satisfied with funds obtained from the Revolving Credit Facility.

NOTE 7--LONG-TERM LIABILITIES

    Long-term liabilities at October 31 consist of the following:

                                                                              1998       1997
                                                                            ---------  ---------
                                                                               (IN THOUSANDS)
Mezzanine Facility, interest at prime plus .75%, payable in monthly installments of interest-only through November 1, 1995 and principal and interest from December 1, 1995 through November 1, 1999, collateralized
  by certain assets of the Company........................................  $  --      $   1,000
Obligations under capital leases..........................................      2,682      3,278
                                                                            ---------  ---------
                                                                                2,682      4,278
Less: current portion.....................................................       (587)    (1,167)
                                                                            ---------  ---------
Long-term liabilities.....................................................  $   2,095  $   3,111
                                                                            ---------  ---------
                                                                            ---------  ---------

    In connection with the Revolving Credit Facility, the Company entered into a long-term loan agreement ("Term Loan") in the amount of $3,000,000 which is structured as a sale/leaseback transaction and is included in obligations under capital leases. The Term Loan is collateralized by certain assets of the Company, and bears interest at the rate of Libor plus 250 basis points (7.739% at October 31, 1998). The Term Loan is payable in monthly installments of principal and interest over five years.

    The Company leases certain equipment under capital leases. Future minimum lease payments under capital leases and the present value of the minimum capital lease payments at October 31, 1998 are:

                                                                                      (IN
YEARS ENDING OCTOBER 31,                                                          THOUSANDS)
-------------------------------------------------------------------------------
1999...........................................................................    $     786
2000...........................................................................          754
2001...........................................................................          690
2002...........................................................................          690
2003 and thereafter............................................................       --
                                                                                      ------
                                                                                       2,920
Less: amount representing interest.............................................         (238)
                                                                                      ------
Present value of the minimum capital lease payments............................    $   2,682
                                                                                      ------
                                                                                      ------

NOTE 8--COMMITMENTS AND CONTINGENCIES

    The Company leases office space and equipment under various noncancelable operating lease agreements extending through 1999. Rental expense for each of the years ended October 31, 1998, 1997 and 1996 was $4,602,000, $2,136,000 and
$856,000, respectively. In the first quarter of fiscal 1999, the

Company moved its Corporate headquarters to a new 210,000 square foot facility in Richardson, Texas. Future minimum lease payments for the new facility are included in the table below.

    At October 31, 1998, future minimum lease payments for such operating leases are:

                                                                                      (IN
YEARS ENDING OCTOBER 31,                                                          THOUSANDS)
-------------------------------------------------------------------------------
1999...........................................................................    $   5,749
2000...........................................................................        5,170
2001...........................................................................        5,187
2002...........................................................................        5,121
2003...........................................................................        3,513
Thereafter.....................................................................        2,860
                                                                                 -------------
Total..........................................................................    $  27,600
                                                                                 -------------
                                                                                 -------------

    The Company installed three high speed surface-mount assembly lines at its facility in Juarez, Mexico. The first two assembly lines were installed during the fourth quarter of fiscal 1997, at a total cost of $6.3 million. The third line was installed during the third quarter of fiscal 1998, at a cost of $2.9 million. The equipment has been financed through operating lease finance arrangements. Under the operating lease arrangements, the Company must make 60 monthly payments of $60,775, $53,691 and $49,659, respectively. During the fourth quarter of fiscal 1996, the Company installed four SMT assembly lines, at an approximate cost of $4.2 million. This equipment was also financed through operating lease finance arrangements. The Company's aggregate obligations under all such equipment lease financing arrangements totaled approximately $9.2 million at October 31, 1998.

    In December 1997, the Company entered into a five-year lease agreement for a new corporate headquarters facility to be constructed in fiscal 1998. Construction on the 210,000 square foot facility began in December 1997 and was completed in December 1998. The total cost is estimated to be $22.8 million (including land). The lessor has agreed to fund the cost of the land and construction of the building (subject to reductions based on certain conditions in the lease agreement). The Company began occupying the facility during the first fiscal quarter of 1999 with rental payments commencing upon occupancy. Under the lease agreement, the Company is responsible for all operating expenses of the facility along with a lease payment that is subject to adjustment based upon prevailing interest rates. The Company has entered into an interest rate swap agreement effective upon occupancy whereby the Company, via the swap, is fixing the rent payments on the lease. Upon completion of the initial five-year agreement, the Company has the option to purchase the property, renew the lease for an additional five years, or arrange for the facility to be sold. In the case that the facility is sold for less than the original cost, the Company has guaranteed to the lessor to make up for any shortfall.

    In June 1998, the Company granted a major customer a warrant to purchase up to 420,000 shares of the Company's common stock over the next five calendar years. The customer receives the right to exercise the warrant upon achieving certain levels of business in each of the calendar years 1998 through 2000. Upon attainment of the specified level of business, the customer has three years to exercise the warrants applicable to that year. The exercise price of the warrant was based upon the closing price on the date the warrant was signed. The specified sales levels for 1998 were not met; therefore, the customer did not vest in any of the warrants during the year ended October 31, 1998.

    In August 1998, a lawsuit was filed by a supplier to the Company seeking payment in the amount of $1.2 million, representing an unpaid balance allegedly owing for components sold to the Company. The Company denies the claim on the basis that the components do not meet the stated specifications and that the supplier has breached an implied duty to its customer by entering into a line of business that competes with the Company. The Company has filed a counter claim against the supplier for damages in excess of the amount claimed by the supplier. In the opinion of management, this lawsuit is not likely to result in any loss that would have a material adverse effect on the Company's financial condition. In August 1998, a lawsuit was filed by two employees of the Company alleging implied termination of their employment seeking damages pursuant to their employment contracts with the Company. The Company denies the allegations. Formal discovery has begun and the Company intends to vigorously defend its position. In the opinion of management, this lawsuit is not likely to result in any loss that would have a material adverse effect on the Company's financial condition.

    In October 1998, a class action lawsuit was filed in Dallas, Texas, County Court against the Company and certain of its officers and directors, alleging the prospectus and registration statement of the Company's secondary stock offering in March 1998 contained false and materially misleading facts, and omitted to state material facts. The members of the class seek unspecified damages. The Company denies the allegations. No formal discovery has yet been undertaken, and the Company intends to vigorously defend the action. In the opinion of management, this lawsuit is not likely to result in any loss that would have a material adverse effect on the Company's financial condition.

NOTE 9--MAJOR CUSTOMERS

    Sales to major customers, as a percentage of net sales, were as follows for each of the years ended October 31:

CUSTOMER                                                                      1998         1997         1996
-------------------------------------------------------------------------     -----        -----        -----
A........................................................................          39%          35%          47%
B........................................................................          31%          20%           8%
C........................................................................           5%          11%      --

    Net sales to customers within the United States and to customers in foreign countries were as follows for each of the years ended October 31:

                                                              1998        1997        1996
                                                           ----------  ----------  ----------
                                                                     (IN THOUSANDS)
United States............................................  $  191,768  $  144,665  $  144,761
Europe...................................................      58,945      42,510      32,654
Other....................................................      15,557      12,310       2,740
                                                           ----------  ----------  ----------
                                                           $  266,270  $  199,485  $  180,155
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

NOTE 10--EMPLOYEE BENEFIT PLAN AND PROFIT SHARING PLAN

    The Company has a 401(K) plan for all full-time employees. During fiscal 1997, the Company modified the plan contribution amount. The new plan provides for the Company to make contributions of up to 50% of the amount of an employee's contribution, but not more than 2% of an employee's total cash compensation. Prior to the change, the Company made contributions of up to 25% of the amount of an employee's contribution, up to 1% of the employee's total cash compensation. The Company incurred expense of $226,000, $149,000 and $43,000 for the years ended October 31, 1998, 1997 and 1996, respectively, for its contributions to this plan.

    The Company's profit sharing plan provides for 10% of the Company's income before taxes to be paid as additional compensation to participants in the plan. Employees meeting eligibility requirements participate in the plan. The Company incurred compensation expense of $1,019,000, $1,464,000 and $991,000 for the years ended October 31, 1998, 1997 and 1996, respectively, as a result of the Company's obligations under the profit sharing plan.

NOTE 11--EARNINGS PER SHARE

    The following table sets forth the basic and diluted EPS computation for the years ended October 31:

                                                          1998          1997          1996
                                                      ------------  ------------  ------------
Net income (in thousands)...........................  $      1,732  $     10,770  $      6,077
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
BASIC
Weighted average number of shares outstanding.......    12,133,560    10,297,929    10,158,803
                                                      ------------  ------------  ------------
Net income per share................................  $       0.14  $       1.05  $       0.60
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
DILUTED
Weighted average number of shares outstanding.......    12,133,560    10,297,929    10,158,803
Additional weighted average shares from assumed
  exercise of dilutive stock options, net of shares
  assumed to be repurchased with exercise
  proceeds..........................................       749,304       848,673       150,453
                                                      ------------  ------------  ------------
Weighted average number of shares outstanding.......    12,882,864    11,146,602    10,309,256
                                                      ------------  ------------  ------------
Net income per share................................  $       0.13  $       0.97  $       0.59
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

NOTE 12--INCOME TAXES

    PROVISION FOR INCOME TAXES--The components of the income tax provision for the years ended October 31, are as follows:

                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
                                                                          (IN THOUSANDS)
Current Provision:
  Federal.......................................................  $   1,320  $   5,018  $   3,468
  State.........................................................        210         95         81
  Foreign.......................................................        387        265         68
                                                                  ---------  ---------  ---------
                                                                      1,917      5,378      3,617
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------
Deferred (benefit) expense:
  Federal.......................................................     (1,013)      (800)      (431)
  Effect of stock option exercises..............................     --            903     --
                                                                  ---------  ---------  ---------
                                                                     (1,013)       103       (431)
                                                                  ---------  ---------  ---------
Provision for income taxes......................................  $     904  $   5,481  $   3,186
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    A reconciliation of taxes based on the federal statutory rate and the provision for income taxes is summarized as follows for the years ended October 31:

                                                                        1998       1997       1996
                                                                      ---------  ---------  ---------
Income taxes at the federal statutory rate..........................       35.0%      35.0%      34.0%
State income taxes, net of federal benefit..........................        5.2%       0.4%       0.6%
Foreign tax credit, net.............................................        0.0%      (1.6)%       (.1)%
R&D credit..........................................................      (18.2)%      (1.9)%      (1.5)%
Permanent difference................................................        9.7%       1.2%       0.8%
Other, net..........................................................        2.6%       0.6%       0.6%
                                                                      ---------        ---        ---
Provision for income taxes..........................................       34.3%      33.7%      34.4%
                                                                      ---------        ---        ---
                                                                      ---------        ---        ---

    The Company is required to provide deferred income taxes for cumulative temporary differences arising from asset and liability basic differences between financial and income tax reporting purposes. As a result, the Company has recorded a deferred tax assets resulting primarily from differing methods of recognizing inventory reserves and bad debt allowances for financial and income tax reporting purposes. The deferred tax assets at October 31 are composed of the following and are included in other current assets in the consolidated balance sheets:

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
                                                                           (IN THOUSANDS)
Bad debt reserves................................................  $     182  $     163  $     113
Inventory reserves...............................................      2,021        490        476
Depreciation.....................................................        312         87         62
Various expense accruals.........................................        277        216        408
Tax credit.......................................................         80     --         --
Stock option tax benefit.........................................     --            903     --
                                                                   ---------  ---------  ---------
Deferred tax asset...............................................  $   2,872  $   1,859  $   1,059
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

NOTE 13--STOCK PLANS

LONG-TERM INCENTIVE PLAN

    The Company's 1995 Long-Term Incentive Plan provides for the granting of incentive stock options and non-qualified stock options to purchase common stock, stock appreciation rights, restricted stock and performance units to key executives and other key employees of the Company. In April 1997, the plan increased its number of authorized shares of common stock to be used for stock options, stock appreciation rights, or restricted stock from 1,912,500 to 2,250,000 shares. All options vest at the rate of 20% per year on each of the first five anniversaries of the date of grant. At October 31, 1998, options to purchase

634,500 shares were exercisable. The plan will terminate on December 31, 2004. Stock option activity during fiscal 1998, 1997 and 1996 is as follows:

                                                 NUMBER      OPTION PRICE    WEIGHTED AVERAGE
                                               OF SHARES   RANGE PER SHARE    EXERCISE PRICE
                                               ----------  ----------------  -----------------
Balance at October 31, 1995..................     987,750  $  5.33 - $ 6.17      $    5.35
  Granted....................................     916,875  $  4.11 - $10.39      $    8.43
  Terminated.................................     (73,125) $  4.61 - $ 5.33      $    5.05
  Exercised..................................     (24,750) $  5.33 - $ 5.33      $    5.33
                                               ----------  ----------------         ------
Balance at October 31, 1996..................   1,806,750  $  4.11 - $10.39      $    6.93
                                               ----------  ----------------         ------
  Granted....................................     137,625  $  8.67 - $25.67      $   15.25
  Terminated.................................     (31,500) $  5.33 - $ 7.67      $    6.92
  Exercised..................................    (198,225) $  4.11 - $10.39      $    5.45
                                               ----------  ----------------         ------
Balance at October 31, 1997..................   1,714,650  $  4.11 - $25.67      $    7.77
                                               ----------  ----------------         ------
  Granted....................................     787,375  $  6.75 - $25.94      $   10.23
  Terminated.................................    (267,500) $  4.33 - $25.94      $   14.47
  Exercised..................................     (73,725) $  4.33 - $14.61      $    6.23
                                               ----------  ----------------         ------
Balance at October 31, 1998..................   2,160,800  $  4.11 - $15.08      $    7.89
                                               ----------  ----------------         ------
                                               ----------  ----------------         ------

    On August 5, 1998 the Company re-priced 160,625 stock options with exercise prices ranging from $15.08 to $25.94 to the fair market value of such options on the date of re-pricing, which was $7.00.

    The following table summarizes information about stock options outstanding at October 31, 1998:

                                               OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                     ----------------------------------------   ---------------------
                                                      WEIGHTED       WEIGHTED                WEIGHTED
                                                      AVERAGE        AVERAGE                 AVERAGE
                                       NUMBER        REMAINING       EXERCISE     NUMBER     EXERCISE
EXERCISE PRICE RANGE                 OF OPTIONS   CONTRACTUAL LIFE    PRICE     OF OPTIONS    PRICE
-----------------------------------  ----------   ----------------   --------   ----------   --------
$ 4.11 - $ 5.50....................     756,750         6.4           $ 5.26     346,800      $ 5.28
$ 5.51 - $ 7.00....................     541,775         9.2           $ 6.84      34,725      $ 6.15
$ 7.01 - $10.00....................     634,150         8.0           $ 9.64     233,400      $ 9.71
$10.01 - $15.09....................     228,125         8.8           $14.22      19,575      $13.03
                                                         --
                                     ----------                      --------   ----------   --------
                                      2,160,800         7.9           $ 7.89     634,500      $ 7.19

    The fair value of each option was estimated on the date of grant based on the Black-Scholes option pricing model, assuming, among other things, no dividend yield, a risk free interest rate of 6.0%, and expected life of four years and expected volatility of 57% for fiscal year 1998 and 71% for fiscal years 1997 and 1996. Had the Company recorded compensation expense based on the fair value at the date of grant for its stock options under SFAS 123, the Company's income would have been reduced to the pro forma amounts indicated below, net of taxes:

                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
AS REPORTED:
Net income (in thousands).......................................  $   1,732  $  10,770  $   6,077
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------
Net income per share:
  Basic.........................................................  $    0.14  $    1.05  $    0.60
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------
  Diluted.......................................................  $    0.13  $    0.97  $    0.59
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------
PRO FORMA:
Net income (in thousands).......................................  $     668  $  10,127  $   6,000
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------
Net income per share:
  Basic.........................................................  $    0.06  $    0.98  $    0.59
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------
  Diluted.......................................................  $    0.05  $    0.91  $    0.58
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    EMPLOYEE STOCK OPTION PURCHASE PLAN--The 1995 Employee Stock Option Purchase Plan provides a method whereby eligible employees may purchase common stock through voluntary payroll deductions, not to exceed 10% of the employee's base salary. Payroll deductions are made over a twelve-month period. At the end of the deduction period, employees will have a subsequent twelve-month period during which they may either exercise their options in whole or in part, or withdraw their funds with interest at a rate determined by the Stock Option Committee. The purchase price under the plan will be determined by the Stock Option Committee; however, the option price will not be less than 85% of the fair market value of the common stock on the date the option is granted. As of October 31, 1998, 41,055 shares have been issued under this plan.

NOTE 14--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                        31-OCT     31-JUL     30-APR     31-JAN     31-OCT     31-JUL     30-APR     31-JAN
THREE MONTHS ENDED                       1998       1998       1998       1998       1997       1997       1997       1997
-------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                           (IN THOUSANDS)
Net sales............................  $  54,922  $  58,795  $  73,795  $  78,758  $  60,674  $  42,019  $  48,700  $  48,092
Gross profit.........................      2,157     12,018     13,862     16,216     15,211     12,425     11,778     10,633
Net income (loss)....................     (5,856)       974      2,809      3,805      3,630      2,469      2,418      2,252
Net income (loss) per share:
  Basic..............................  $   (0.45) $    0.07  $    0.24  $    0.36  $    0.35  $    0.24  $    0.24  $    0.22
  Diluted............................  $   (0.45) $    0.07  $    0.22  $    0.33  $    0.31  $    0.22  $    0.22  $    0.21

NOTE 15--SUBSEQUENT EVENTS

    On December 14, 1998, the Company announced it has entered into a definitive merger agreement with 3Dfx Interactive, Inc., whereby in a stock-for-stock purchase transaction, STB shareholders will receive 0.65 shares of 3Dfx common stock for each share of STB common stock. The merger is expected to close in March 1999, subject to customary regulatory approvals and approvals by the shareholders of both 3Dfx and STB.

    As of January 15, 1999, the Company's $3.0 million Convertible Subordinated Note with a supplier converted into 428,572 shares of common stock of the supplier based on a conversion price equal to $7.00 per common share. The supplier completed its initial public offering in January 1999 at a price of $12.00 per common share.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following individuals currently serve as executive officers and directors:

NAME                            AGE                                   POSITION WITH COMPANY
--------------------------      ---      -------------------------------------------------------------------------------
William E. Ogle...........          52   Chief Executive Officer and Chairman of the Board of Directors
Randall D. Eisenbach......          48   Executive Vice President, Chief Operating Officer, Assistant Secretary and
                                           Director
James L. Hopkins..........          53   Chief Financial Officer, Vice President of Strategic Marketing and Director
J. Shane Long.............          32   Vice President of Sales and Marketing and Director
Bryan F. Keyes............          50   Vice President of Administration, General Counsel, Secretary and Treasurer
James J. Byrne............          62   Director
Dennis G. Sabo............          50   Director
Lawrence E. Wesneski......          51   Director

    Set forth below is information concerning the background and business experience of our executive officers and directors.

    WILLIAM E. OGLE is one of our co-founders and has served as Chief Executive Officer since 1981 and Chairman of the Board since 1985. Prior to founding STB, Mr. Ogle co-founded Sundance Sales, Inc., a manufacturer's sales representative organization selling a broad variety of electronic components, and served as President of that company from 1978 to 1983.

    RANDALL D. EISENBACH has served as one of our directors since December 1994, as our Executive Vice President and Chief Operating Officer since December 1993 and as our Assistant Secretary since December 1994. From August 1990 to December 1993, Mr. Eisenbach served as our Director of Operations. From November 1985 to December 1993, Mr. Eisenbach served as our Director of Manufacturing for the Company.

    JAMES L. HOPKINS has served as one of our directors and as our Chief Financial Officer and Vice President of Strategic Marketing since December 1994. Mr. Hopkins' present responsibilities include directing European sales and marketing, managing specialized technology products and planning financial strategy. From 1987 through December 1994, Mr. Hopkins acted as general partner of H&H Management Systems, a consulting firm owned by Mr. Hopkins and his wife. H&H Management Systems, through Mr. Hopkins, provided a broad spectrum of consulting services to us from March 1990 through December 1994. Mr. Hopkins' responsibilities to us pursuant to our arrangement with H&H Management Systems largely mirror his current responsibilities as one of our officers. Mr. Hopkins also served as an advisory director to us from 1992 until his election as a director in December 1994.

    J. SHANE LONG has served as our Vice President of Sales and Marketing since November 1994. Mr. Long served as our National Sales Manager from November 1992 to October 1994 and as Western Area Sales Manager from July 1992 to October 1992. From January 1991 to July 1992, Mr. Long served as a field sales employee for Quad State Sales, a manufacturer's representative company specializing in the sale of high-technology products. Mr. Long was elected one of our directors following the completion of our initial public offering.

    BRYAN F. KEYES has served as our Vice President of Administration and General Counsel since November 1997. Prior to such date, Mr. Keyes served as our Director of Legal and Finance since April 1993 and as our Secretary and Treasurer since December 1994. Mr. Keyes oversees all of our legal matters and various administrative activities. From November 1992 to April 1993, Mr. Keyes served as an independent financial consultant. From January 1988 to November 1992, Mr. Keyes served as Vice President of Finance and Administration for Trammell Crow Distribution Corporation, a national warehousing and logistics company. From 1972 to 1987, Mr. Keyes was employed by Coopers & Lybrand. He served as a partner of that firm from 1980 to 1987. Mr. Keyes is a member of the American Institute of Certified Public Accountants, the Texas Society of CPAs and the State Bar of Texas.

    JAMES J. BYRNE has served as one of our directors since February 1995. Mr. Byrne has served as Managing Partner of Byrne Technology Partners, Ltd. since January 1996. The firm provides management services focusing on business and product planning and valuation improvement strategies for high technology companies. From April 1990 to its sale in March 1995, Mr. Byrne served as President of Harris Adacom Corporation, a company formed by the merger of the data communications division of Harris Corp. and Adacom Inc., which was engaged in network systems and services. From December 1986 to April 1990, Mr. Byrne was the Vice President and General Manager of the data communications division of Harris Corp. Mr. Byrne serves on the board of directors of Lennox International, Inc., a manufacturer of heating, ventilation and air conditioning systems. Mr. Byrne also served as a member of the national board of directors of the American Electronics Association and as a member of the Advisory Council of the University of Texas School of Engineering and Computer Science.

    DENNIS G. SABO has served as one of our directors since April 1997. He has served as the President and Chief Executive Officer of Arithmos, Inc., a privately held company engaged in the development of integrated circuits and technology for LCD flat panel displays since March 1996. From 1990 through February 1996, Mr. Sabo served as the Senior Vice President of graphics accelerator products for S3 Incorporated, a designer and manufacturer of integrated circuits. At S3 Incorporated, Mr. Sabo worked on the development and introduction of "Windows Accelerators." Prior to being employed by S3 Incorporated, Mr. Sabo held management positions in the field of integrated circuit design technology for approximately 20 years.

    LAWRENCE E. WESNESKI has served as one of our directors since February 1995. He has served as President and Chief Executive Officer of Hoak Breedlove Wesneski & Co. since August 1996. Prior to August 1996, Mr. Wesneski was President of BW Securities, Inc. Both Hoak Breedlove Wesneski & Co. and BW Securities have provided certain financial advisory services to us. See "Executive Compensation-- Compensation and Other Committee Interlocks and Insider Participation." From January 1987 to the present, Mr. Wesneski has served as President and Managing Director of Breedlove Wesneski & Co., a private merchant banking firm. Mr. Wesneski also served as an advisory director to us from 1987 to 1995. Mr. Wesneski serves on the board of directors of TSC Communications Corp., an independent operator of private pay telephones, Advanced Technical Products Corp., a defense products manufacturing company, and David's Supermarkets, Inc., a company that operates a regional chain of grocery stores. Mr. Wesneski also serves as the Vice Chairman of David's Supermarkets, Inc.

    The Board of Directors elects all of our executive officers on an annual basis. Such officers serve until the next annual meeting of the Board of Directors and until their respective successors are chosen and qualified.

ITEM 11. EXECUTIVE COMPENSATION.

    The following information summarizes annual and long-term compensation for services in all capacities to the Company for the fiscal years ended October 31, 1998, 1997 and 1996, of the Chief Executive Officer and the other four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                                                        COMPENSATION
                                                                                        -------------
                                                                                           AWARDS
                                                                 ANNUAL COMPENSATION     SECURITIES
                                                                ----------------------   UNDERLYING      ALL OTHER
                                                                              BONUS        OPTIONS     COMPENSATION
NAME AND PRINCIPAL POSITION                            YEAR     SALARY($)   ($)(1)(2)        (#)          ($)(3)
---------------------------------------------------  ---------  ----------  ----------  -------------  -------------
William E. Ogle....................................       1998  $  275,000  $  112,706       70,000      $   3,200
Chairman and Chief                                        1997  $  260,000  $  169,240       --          $   3,562
Executive Officer                                         1996  $  200,000  $   96,741       90,000      $   1,974

Randall D. Eisenbach...............................       1998  $  230,000  $   94,264       70,000      $   3,200
Executive Vice President and                              1997  $  210,000  $  137,604       --          $   3,500
Chief Operating Officer                                   1996  $  177,770  $   83,197       90,000      $   1,746

James L. Hopkins (4)(5)............................       1998  $  265,674  $   78,198       70,000      $   3,200
Chief Financial Officer and                               1997  $  250,461  $  135,995       --          $   3,300
Vice President of Strategic Marketing                     1996  $  162,066  $   60,463       90,000      $   1,250

J. Shane Long (6)..................................       1998  $  273,279  $   69,509       70,000      $   3,200
Vice President of                                         1997  $  257,271  $  103,445       --          $   2,933
Sales and Marketing                                       1996  $  212,993  $   55,626       90,000      $   1,150

Bryan F. Keyes.....................................       1998  $  150,000  $   18,494       12,500      $   3,000
Vice President of Administration                          1997  $  110,000  $   26,281       --          $   1,696
and General Counsel                                       1996  $   97,767  $   27,540       18,000      $     712

------------------------

(1) Our current Profit Sharing Plan became effective upon the consummation of our initial public offering. Except for the percentage of pretax income allocated to the Profit Sharing Plan and the relative amounts allocated among participants, the former Profit Sharing Plan resembled our current Profit Sharing Plan.

(2) None of the Named Executive Officers received any perquisites or other personal benefits in fiscal year 1996, fiscal year 1997 or fiscal year 1998 that in the aggregate exceeded the lesser of $50,000 or 10% of such Named Executive Officer's salary and bonus for such year.

(3) Reflects for fiscal year 1996 matching contributions made by us pursuant to our 401(k) Savings Plan to Messrs. Ogle, Eisenbach, Hopkins, Long and Keyes in the amounts of $1,974, $1,746, $1,250, $1,150 and $712, respectively, for fiscal year 1997 matching contributions made by us pursuant to our 401(k) Savings Plan to Messrs. Ogle, Eisenbach, Hopkins, Long and Keyes in the amounts of $3,562, $3,500, $3,300, $2,933 and $1,696, respectively, and for fiscal year 1998 matching contributions made by us pursuant to our 401(k) Savings Plan to Messrs. Ogle, Eisenbach, Hopkins, Long and Keyes in the amounts of $3,200, $3,200, $3,200, $3,200 and $3,000, respectively.

(4) Salary amount includes for fiscal year 1996 $125,000 paid as base salary and $37,065 paid as sales commissions, for fiscal year 1997 $180,000 paid as base salary and $70,461 paid as sales commissions and for fiscal year 1998 $190,800 paid as base salary and $74,874 paid as sales commissions.

(5) Included in the bonus amount for Mr. Hopkins is profit sharing of $115,995 and a bonus of $20,000 for fiscal year 1997.

(6) Salary amount includes for fiscal year 1996 $115,000 paid as base salary and $97,993 paid as sales commissions, for fiscal year 1997 $160,093 paid as base salary and $97,178 paid as sales commissions and for fiscal year 1998 $169,600 paid as base salary and $103,679 paid as sales commissions.

                       OPTION GRANTS IN LAST FISCAL YEAR
                       OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth certain information regarding options granted during fiscal 1998 to the named executive officers.

                                                                 INDIVIDUAL GRANTS                          POTENTIAL REALIZABLE
                                           --------------------------------------------------------------     VALUE AT ASSUMED
                                              NUMBER OF                                                    ANNUAL RATES OF STOCK
                                             SECURITIES      PERCENT OF TOTAL                              PRICE APPRECIATION FOR
                                             UNDERLYING       OPTIONS GRANTED     EXERCISE                     OPTION TERM(3)
                                               OPTIONS        TO EMPLOYEES IN     PRICE PER   EXPIRATION   ----------------------
                                            GRANTED(#)(1)       FISCAL YEAR       SHARE(2)       DATE          5%         10%
                                           ---------------  -------------------  -----------  -----------  ----------  ----------
William E. Ogle..........................        30,000                3.8%       $   15.08     12/18/07   $  284,512  $  721,009
                                                 40,000                5.1%            7.00       8/5/08   $  176,090  $  446,248

Randall D. Eisenbach.....................        30,000                3.8%           15.08     12/18/07   $  284,512  $  721,009
                                                 40,000                5.1%            7.00       8/5/08   $  176,090  $  446,248

James L. Hopkins.........................        30,000                3.8%           15.08     12/18/07   $  284,512  $  721,009
                                                 40,000                5.1%            7.00       8/5/08   $  176,090  $  446,248

J. Shane Long............................        30,000                3.8%           15.08     12/18/07   $  284,512  $  721,009
                                                 40,000                5.1%            7.00       8/5/08   $  176,090  $  446,248

Bryan F. Keyes...........................         7,500                1.0%           15.08     12/18/07   $   71,128  $  180,252
                                                  5,000              *                 7.00       8/5/08   $   22,011  $   55,781

------------------------

*   Less than 1%

(1) All options were granted on either December 18, 1997 or August 5, 1998 and vest at the rate 20% per year over five years.

(2) All options were granted at the fair market value of the Common Stock on the date of grant.

(3) In accordance with the rules of the Securities and Exchange Commission (the "Commission"), shown are the gains or "option spreads" that would exist for the respective options granted. These gains are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term. These assumed annual compound rates of stock price appreciation are mandated by the rules of the Commission and do not represent STB's estimate or projection of future Common Stock prices.

                         AGGREGATED OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                     NUMBER OF SECURITIES
                                                                    UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                       OPTIONS AT FISCAL           IN-THE-MONEY OPTIONS
                                        SHARES                            YEAR-END(#)            AT FISCAL YEAR-END($)(1)
                                     ACQUIRED ON       VALUE      ---------------------------   ---------------------------
NAME                                 EXERCISE (#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-----------------------------------  ------------   -----------   -----------   -------------   -----------   -------------
William E. Ogle....................    --             --            108,901        172,601         --            --
Randall D. Eisenbach...............    --             --             70,200        161,801         --            --
James L. Hopkins...................    --             --             62,850        151,900         --            --
J. Shane Long......................    --             --             55,350        151,901         --            --
Bryan F. Keyes.....................    --             --             10,800         30,500        14,013         21,020

------------------------

(1) Based on the last sale price of $5.19 of STB Common Stock on the Nasdaq National Market on October 30, 1998. The exercise prices of the options in this table ranged from $4.61 to $15.08 per share.

EMPLOYMENT AGREEMENTS

    We are a party to employment agreements with each of Messrs. Ogle, Eisenbach, Hopkins and Long. Each agreement has a term extending through October 31, 1999, subject to the terms of the amendment described in the next paragraph that will become effective only if the 3Dfx Merger is consummated. Each agreement contains a provision providing for its automatic renewal for an additional year on each subsequent October 31, subject to the right of STB or the employee to terminate the agreement with a 30-day notice prior to the date of renewal. Under the agreements, Messrs. Ogle, Eisenbach, Hopkins and Long will receive base annual salaries in fiscal year 1999 of $275000, $230,000, $190,800 and $169,600, respectively, and each is eligible to receive incentive compensation under our Profit Sharing Plan. The agreements with Messrs. Hopkins and Long also provide for the payment of sales commissions, the amounts of which are subject to annual adjustment by the Compensation Committee. Each agreement provides for a severance payment if the agreement is terminated under certain circumstances (including termination of an agreement during the period immediately preceding a renewal date). The amounts of the severance payments are as follows: Mr. Ogle would receive two times the sum of his base annual salary and annualized incentive compensation; Mr. Eisenbach would receive the sum of his base annual salary and annualized incentive compensation; each of Mr. Hopkins and Mr. Long would receive the sum of his base annual salary, annualized incentive compensation and annualized sales commissions. If an agreement is terminated under certain circumstances within twelve months after a change in control of STB, such agreement also provides for a parachute payment in an amount that is two times the severance payment. For purposes of calculating severance and parachute payments, the employee's base annual salary is equal to the employee's then current base annual salary; the annualized incentive compensation is four times the average of the amount earned in the eight full quarters preceding the termination; and the annualized sales commissions is twelve times the average of the amount earned in the 24 full months preceding the termination. Except in the event of a termination that requires payment of a parachute payment, Messrs. Ogle, Eisenbach, Hopkins and Long also agree not to participate, in any manner, during the term of their respective agreements and for two years thereafter, in the development, manufacture or sale of graphics adapters for desktop PCs or in any other business in which we may be engaged at the time of termination of employment.

    In the event the 3Dfx Merger is consummated, 3Dfx will assume existing employment agreements with each of Messrs. Ogle, Eisenbach, Hopkins and Long, which agreements were amended in connection with the execution of the 3Dfx Merger Agreement. As amended, each agreement will have a term of one year from the Effective Time, and will automatically renew for an additional year on each subsequent anniversary of the Effective Time, subject to the right of 3Dfx or the employee to terminate the agreement with a 30-day notice prior to the date of renewal. Under the amended agreements, Messrs. Ogle, Eisenbach, Hopkins and Long will receive base annual salaries of $275,000, $230,000, $225,000, and $215,000, respectively. The agreement with Mr. Long also provides for the payment of sales commissions, the amount of which will be subject to annual adjustment by 3Dfx. Each of Messrs. Ogle, Eisenbach, Hopkins and Long will also participate in the 3Dfx incentive bonus program offered to its senior management. With respect to Messrs. Ogle, Eisenbach and Hopkins, the bonus program will provide for payment of an incentive bonus in an amount equal to 40% of each executive's base salary if targeted goals are met. In the case of Mr. Long, the bonus program will provide for payment of an incentive bonus in an amount equal to 10% of his base salary and sales commissions if targeted goals are met. Each agreement provides for a severance payment if the agreement is terminated under certain circumstances (including termination during the period immediately preceding a renewal date). In such event, Mr. Ogle would receive two times the sum of his base annual salary and annualized incentive compensation. Messrs. Eisenbach, Hopkins and Long would receive the sum of their respective base annual salaries, annualized incentive compensation and, in the case of Mr. Long, annualized sales commissions. If an agreement is terminated under certain circumstances (i) after the 3Dfx Merger, or (ii) within twelve months after a change in control of 3Dfx, such agreement also provides for a parachute payment in an amount equal to two times the severance payment. Except in the event of a termination that requires payment of a parachute payment, Messrs. Ogle, Eisenbach, Hopkins and Long also agree not to participate, in any manner, during the term of their agreements and for two years (or, in the case of Mr. Long, one year) thereafter, in the development, manufacture or sale of graphics adapters for desktop PCs or in any other business in which 3Dfx may be engaged at the time of termination of employment.

COMPENSATION OF DIRECTORS

    Prior to our initial public offering, we paid each director a fee of $1,000 per meeting and paid advisory director fees of $1,000 per meeting to Messrs. Eisenbach, Hopkins and Wesneski. Following our initial public offering, we stopped paying directors fees for their services as directors, although we continue to reimburse directors for all expenses incurred in connection with their activities as directors. Our non-employee directors are entitled to receive certain stock option awards under our Stock Option Plan for Non-Employee Directors.

COMPENSATION AND OTHER COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Our compensation committee is comprised of Messrs. Byrne and Wesneski, our independent directors. Mr. Wesneski, a member of our board of directors, the STB Board's compensation committee and a shareholder of STB, is also the President, Chief Executive Officer and Chairman of the Board, as well as a shareholder, of Hoak Breedlove Wesneski. Hoak Breedlove Wesneski serves as our financial advisor in connection with the 3Dfx Merger and has issued a fairness opinion in connection therewith. In the event of the consummation of the 3Dfx Merger, Hoak Breedlove Wesneski will be paid a fee equal to 2/3 of 1% of the aggregate consideration received by STB shareholders in the 3Dfx Merger (which is based upon an average of closing prices of the 3Dfx Common Stock prior to closing), plus reimbursement of its accountable out-of-pocket expenses incurred in connection with its services. STB is also required to pay Hoak Breedlove Wesneski a monthly retainer of $15,000, which is creditable against the foregoing fee in the event of the consummation of the 3Dfx Merger.

CERTAIN TRANSACTIONS

    The Company has adopted a policy that all transactions between the Company and related parties are subject to approval by a majority of all disinterested directors and must be on terms no less favorable than those that could be obtained from unrelated third parties.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table lists the beneficial ownership, as of December 31, 1998, of shares of STB Common Stock by (i) each of our directors and executive officers, (ii) all of our directors and executive officers as a group and (iii) each person known to us to beneficially own more than 5% of the outstanding shares of STB Common Stock.

                                                                           SHARES BENEFICIALLY
                                                                                  OWNED
                                                                            PRIOR TO THE 3Dfx
                                                                                MERGER(1)
                                                                          ---------------------
NAME                                                                        NUMBER     PERCENT
------------------------------------------------------------------------  ----------  ---------
William E. Ogle(2)(3)...................................................   1,780,572       13.1%
Randall D. Eisenbach(2).................................................     236,588      *
James L. Hopkins(2)(3)..................................................     218,594      *
J. Shane Long(2)........................................................     207,251      *
Bryan F. Keyes(2)(3)....................................................      42,866      *
James J. Byrne(2).......................................................      24,750      *
Dennis G. Sabo(2).......................................................      15,000      *
Lawrence E. Wesneski(2)(4)..............................................      45,000      *
Directors and executive officers as a group (8 persons)(2)..............   2,570,621       18.9%

------------------------

*   Less than 1%

(1) All executive officers and directors have agreed with 3Dfx that they will vote their shares of STB Common Stock (i) in favor of approval of the 3Dfx Merger Agreement, the 3Dfx Merger and any matter that could reasonably be expected to facilitate the 3Dfx Merger and (ii) against approval of any proposal opposing or competing against the 3Dfx Merger. Except as described in the preceding sentence, to our knowledge, all shares are owned directly and the owner has sole voting and investment power.

(2) Includes options to purchase 281,502, 232,001, 214,750, 207,251, 41,300,
    22,500, 15,000, 33,750 and 1,048,054 shares of STB Common Stock granted to Messrs. Ogle, Eisenbach, Hopkins, Long, Keyes, Byrne, Sabo, Wesneski and all directors and executive officers as a group, respectively, that are exercisable within 60 days of December 31, 1998, as well as all options granted to such directors and executive officers that will accelerate upon consummation of the 3Dfx Merger.

(3) Includes for William E. Ogle 12,375 shares held by him pursuant to an Individual Retirement Account and 9,944 shares held by him pursuant to our 401 (k) Savings Plan. Includes for James L. Hopkins 1,594 shares held by him pursuant to our 401 (k) Savings Plan and for Bryan F. Keyes 441 shares held by him pursuant to our 401 (k) Savings Plan.

(4) Includes 11,250 shares held by Twin Lakes Partners, L.P. ("Twin Lakes"). Mr. Wesneski is the sole general partner of Twin Lakes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    EXECUTIVE OFFICER EMPLOYMENT AGREEMENTS. At the Effective Time of the 3Dfx Merger, 3Dfx will assume the existing employment agreements with each of Messrs. Ogle, Eisenbach, Hopkins and Long. Each such agreement was amended in connection with the execution of the 3Dfx Merger Agreement. See "Executive
Compensation--Employment Agreements."

    It is anticipated that following the 3Dfx Merger, Messrs. Ogle, Eisenbach, Hopkins, Long and Keyes, along with other STB employees, will be awarded options under the 3Dfx 1995 Employee Stock Plan commensurate with their positions.

    3Dfx BOARD OF DIRECTOR APPOINTMENTS. 3Dfx has agreed to take all actions necessary to nominate and appoint Messrs. Ogle and Hopkins to serve as members of the Board of Directors of 3Dfx immediately following the 3Dfx Merger, with Mr. Ogle to serve as Vice Chairman of the 3Dfx Board of Directors. Their continued service as directors assumes that they will thereafter continue to be elected to the Board of Directors of 3Dfx by 3Dfx shareholders.

    TREATMENT OF STOCK OPTIONS IN CONNECTION WITH THE 3Dfx MERGER. Upon consummation of the 3Dfx Merger, options to purchase STB Common Stock that were granted under STB's 1995 Long-Term Incentive Plan (the "STB Option Plan") will accelerate and become fully vested and exercisable as a result of the 3Dfx Merger (the "Accelerated STB Options"). Holders of Accelerated STB Options will have the choice of either (1) exercising each such option prior to the Effective Time of the 3Dfx Merger, or (2) receiving a cash payment equal to the difference between the average per share closing price of STB Common Stock as reported on the Nasdaq over a certain number of days prior to the Effective Date and the exercise price per share of such option. Any Accelerated STB Options that are not exercised or cashed out will terminate at the Effective Time. Options to purchase STB Common Stock other than Accelerated STB Options)(the "Converting STB Options"), which includes options granted under the STB Option Plan that would have normally vested prior to the 3Dfx Merger plus all options granted under the STB Stock Option Plan for Non-Employee Directors (the "STB Director Plan") will convert into an option to purchase 65% of as many shares of 3Dfx Common Stock at an adjusted exercise price. 3Dfx will assume each Converting STB Option in accordance with the terms of the stock option plan under which the option was issued. The terms and conditions that will apply to the new options will be substantially the same as the terms and conditions that apply to the existing options, except that options granted under the STB Director Plan will expire if not exercised within six months following the 3Dfx Merger. As of the date hereof, there are outstanding stock options under the STB Option Plan to purchase 2,060,154 shares of STB Common Stock, of which 976,804 are held by STB's executive officers. As of the date hereof, there are outstanding stock options under the STB Director Plan to purchase 71,250 shares of STB Common Stock, of which 22,500, 15,000 and 33,750 stock options are held by Messrs. Byrne, Sabo and Wesneski, respectively. In the event that STB's executive officers and directors exercise all of the options granted to them, then, based on the $6.69 closing price of STB Common Stock on the Nasdaq on December 31, 1998, the aggregate value (net of the exercise price) for such options would be approximately $363,847, including $98,906, $76,927, $56,778, $56,778, $28,670,
$18,315, $-0-, and $27,473 for the options held by Messrs. Ogle, Eisenbach, Hopkins, Long, Keyes, Byrne, Sabo and Wesneski, respectively.

    TREATMENT OF INDEMNIFICATION AND INSURANCE IN THE 3Dfx MERGER. The 3Dfx Merger Agreement provides that 3Dfx will assume all of the obligations of STB under STB's existing indemnification agreements with each of the directors and officers of STB, as such agreements relate to the indemnification of such persons for expenses and liabilities arising from facts or events that occurred prior to the Effective Time or relating to the transactions contemplated by the 3Dfx Merger Agreement. In addition, the 3Dfx Merger Agreement provides that the Bylaws and Articles of Incorporation of the surviving corporation in the 3Dfx Merger shall contain provisions regarding indemnification identical to those in the STB Articles of Incorporation and the STB Bylaws and that such provisions shall not be amended, repealed or otherwise modified for a period of six years from the Effective Time in any manner that would adversely affect the rights thereunder of the directors or officers of STB.

    The 3Dfx Merger Agreement also requires the surviving corporation in the 3Dfx Merger, or 3Dfx, to maintain in effect for six years after the Effective Time, directors' and officers' liability insurance for the benefit of the directors and officers of STB with respect to matters arising before the Effective Time, containing terms and conditions no less advantageous to the directors and officers of STB than those contained in the insurance currently provided by STB and having the maximum available coverage, subject to maximum annual premiums not in excess of 125% of the annual premium currently paid by STB for such coverage (or such coverage as is available for such 125% of such annual premium).

    RIGHT OF FIRST REFUSAL AGREEMENT. STB, Mr. Ogle and the two other founding shareholders of STB (the "Founding Shareholders") are parties to a Right of First Refusal Agreement (the "Right of First Refusal Agreement"). The Right of First Refusal Agreement provides that if any Founding Shareholder proposes to sell any shares of STB Common Stock registered in his name as of the date of the closing of our initial public offering, then we will have a right of first refusal to purchase such shares on terms similar to those proposed. If we do not exercise our right to purchase all or a portion of the shares of STB Common Stock proposed to be sold by either of the Founding Shareholders other than Mr. Ogle, then Mr. Ogle will have a right of first refusal to purchase those shares of STB Common Stock that we do not wish to purchase. Notwithstanding the foregoing, the Right of First Refusal Agreement does not restrict the ability of the Founding Shareholders to sell shares of STB Common Stock in the public market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended. It is expected that the Right of First Refusal Agreement will be terminated by mutual agreement of the parties thereto in the event of the consummation of the 3Dfx Merger.

    TAX AGREEMENT. As of December 16, 1994, STB, on the one hand, and the Founding Shareholders, on the other (the "parties"), entered into a Tax Allocation and Indemnification Agreement (the "Tax Agreement") relating to their respective income tax liabilities. Since STB became fully subject to corporate income taxation as a C corporation after its status as an S corporation terminated prior to the initial public, the reallocation of income and deductions between the period during which STB was treated as an S corporation and a period during which STB was subject to corporate income taxation as a C corporation may increase the taxable income of one party in one period while decreasing that of another party in another period. The Tax Agreement generally provides that the Founding Shareholders will be indemnified by STB with respect to income taxes (plus interest and penalties) arising due to taxable income shifted from a C corporation taxable year to a taxable year in which STB was an S corporation, and that STB will be indemnified by the Founding Shareholders with respect to income taxes (plus interest and penalties) arising due to taxable income shifted from an S corporation taxable year to a C corporation taxable year; provided, however, that only in the case of the Founding Shareholders' obligation to indemnify STB, such obligation shall be reduced by an amount equal to the federal or state tax benefit (if any) derived by STB due to the shift of taxable income from a taxable year in which STB was an S corporation to a C corporation taxable year and shall not exceed the amount, if any, by which (i) the amount of the reduction in the liability for taxes and interest thereon of a Founding Shareholder that results from the shifting of S corporation taxable income to a C corporation taxable year of STB, exceeds (ii) all reasonable costs incurred by the Founding Shareholder reasonably attributable to securing such reduction in liability for taxes. STB will also be indemnified by the Founding Shareholders for any federal or state taxes that arise because STB's status as an S corporation was ineffective, revoked or terminated prior to the termination of STB's S corporation status. Any payment made by STB to the Founding Shareholders pursuant to the Tax Agreement may be considered by the Internal Revenue Service or the state taxing authorities to be nondeductible by STB for income tax purposes.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                                                     PAGE
                                                                                                                     -----
    (a)  1.            The following financial statements are filed as part of this report:

                       Report of Independent Accountants.
                       Consolidated Balance Sheets dated October 31, 1998 and 1997.
                       Consolidated Statement of Operations for the three years ended October 31, 1998.
                       Consolidated Statement of Changes in Shareholders' Equity for the three years ended
                         October 31, 1998.
                       Consolidated Statement of Cash Flows for the three years ended October 31, 1998.
                       Notes to Consolidated Financial Statements.

                 2.    Consolidated Financial Statement Schedules

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

                 3.    The following documents are filed or incorporated by reference as exhibits to this
                         Report:

                 2.1   Agreement and Plan of Reorganization by and between the Registrant and STB Systems, Inc.
                         dated as of December 13, 1998, and the related Stock Option Agreement (incorporated by reference to Schedule 13D of 3Dfx Interactive, Inc. dated December 23, 1998 with respect to the Company).

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

                 9.1   Form of Voting Agreement dated December 13, 1998 between the Company and certain shareholders of 3Dfx Interactive, Inc., a California corporation (incorporated by reference to Schedule 13D of 3Dfx Interactive, Inc. dated December 23, 1998 with respect to the Company).

                                                                                                                     PAGE
                                                                                                                     -----
              *+10.1   Employment Agreement dated November 1, 1996 by and between the Company and William E.
                         Ogle (incorporated by reference to Exhibit 10.42 to the Company's Registration
                         Statement on Form S-1 (Registration No. 333-14313)), as amended by that certain
                         Amendment to Employment Agreement for Executive Officer dated December 13, 1998

              *+10.2   Employment Agreement dated November 1, 1996 by and between the Company and Randall D.
                         Eisenbach (incorporated by reference to Exhibit 10.43 to the Company's Registration
                         Statement on Form S-1 (Registration No. 333-14313)), as amended by that certain
                         Amendment to Employment Agreement for Executive Officer dated December 13, 1998

              *+10.3   Employment Agreement dated November 1, 1996 by and between the Company and James L.
                         Hopkins (incorporated by reference to Exhibit 10.44 to the Company's Registration
                         Statement on Form S-1 (Registration No. 333-14313)), as amended by that certain
                         Amendment to Employment Agreement for Executive Officer dated December 13, 1998

              *+10.4   Employment Agreement dated November 1, 1996 by and between the Company and J. Shane Long
                         (incorporated by reference to Exhibit 10.45 to the Company's Registration Statement on
                         Form S-1 (Registration No. 333-14313)), as amended by that certain Amendment to
                         Employment Agreement for Executive Officer dated December 13, 1998

               *10.5   Indemnification Agreement dated February 8, 1995 by and between William E. Ogle and the
                         Company (incorporated by reference to Exhibit 10.23 to the Company's Registration
                         Statement on Form S-1 (Registration No. 33-87612))

               *10.6   Indemnification Agreement dated February 8, 1995 by and between Randall D. Eisenbach and the Company (incorporated by reference to Exhibit 10.24 to the Company's Registration
                         Statement on Form S-1 (Registration No. 33-87612))

               *10.7   Indemnification Agreement dated February 8, 1995 by and between James L. Hopkins and the
                         Company (incorporated by reference to Exhibit 10.25 to the Company's Registration
                         Statement on Form S-1 (Registration No. 33-87612))

               *10.8   Indemnification Agreement dated February 8, 1995 by and between J. Shane Long and the
                         Company (incorporated by reference to Exhibit 10.30 to the Company's Registration
                         Statement on Form S-1 (Registration No. 33-87612))

               *10.9   Indemnification Agreement dated February 8, 1995 by and between James J. Byrne and the
                         Company (incorporated by reference to Exhibit 10.28 to the Company's Registration
                         Statement on Form S-1 (Registration No. 33-87612))

               *10.10  Indemnification Agreement dated February 8, 1995 by and between Lawrence E. Wesneski and the Company (incorporated by reference to Exhibit 10.29 to the Company's Registration
                         Statement on Form S-1 (Registration No. 33-87612))

               *10.11  Indemnification Agreement by and between Dennis G. Sabo and the Company (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-3,
                         Registration No. 333-4684)

               *10.12  Indemnification Agreement by and between Bryan F. Keyes and the Company (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-3,
                         Registration No. 333-4684)

               *10.13  Indemnification Agreement dated February 8, 1995 by and between Mark S. Sims and the
                         Company (incorporated by reference to Exhibit 10.26 to the Company's Registration
                         Statement on Form S-1 (Registration No. 33-87612))

                                                                                                                     PAGE
                                                                                                                     -----
               *10.14  Indemnification Agreement dated February 8, 1995 by and between William D. Balthaser Jr.
                         and the Company (incorporated by reference to Exhibit 10.27 to the Company's
                         Registration Statement on Form S-1 (Registration No. 33-87612))

               *10.15  Company's Amended and Restated 1995 Long Term Incentive Plan (incorporated by reference to Appendix A of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders)

               *10.16  Company's Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated by reference to Appendix B of the Company's definitive Proxy Statement for the 1997
                         Annual Meeting of Shareholders)

               *10.17  STB Systems, Inc. 1995 Employee Stock Option Purchase Plan (as amended) (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the
                         quarter ended January 31, 1996)

               *10.18  Amended and Restated Profit Sharing Incentive Plan (incorporated by reference to Exhibit
                         10.47 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

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

                10.22  Amendment to Lease Agreement dated January 30, 1997, by and between STB de Mexico, S.A.
                         de C.V. (as lessee) and Complejo Industrial Fuentes, S.A. de C.V. (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the Fiscal
                         Year Ended October 31, 1997).

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

                                                                                                                     PAGE
                                                                                                                     -----
                10.25  Addendum to Lease Agreement dated March 7, 1996 by and between the Company (as lessee)
                         and Springcreek Place, Ltd. (as lessor) (incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996)

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

                10.29  Purchase Agreement dated December 17, 1996, by and between the Company and Gateway 2000,
                         Inc. (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form
                         10-K for the Fiscal Year Ended October 31, 1997).

                10.30  Lease Agreement by and between the Company and Banc One Leasing Corporation dated October
                         30, 1996, together with related attachments (incorporated by reference to Exhibit 10.48 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

                10.31  Participation Agreement dated as of November 14, 1997 among Asset XVII Holdings Company,
                         L.L.C., as lessor, STB Systems, Inc., as lessee and Bank One, Texas, N.A., as lender
                         (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K
                         for the Fiscal Year Ended October 31, 1997).

                10.32  Lease and Development Agreement dated as of November 14, 1997 among Asset XVII Holdings
                         Company, L.L.C., as lessor, and STB Systems, Inc., as lessee (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended
                         October 31, 1997).

                10.33  Limited Notice to Proceed No. 1 dated as of December 18, 1997 executed by STB Systems,
                         Inc. and Austin Commercial, Inc. (incorporated by reference to Exhibit 10.33 to the
                         Company's Annual Report on Form 10-K for the Fiscal Year Ended October 31, 1997).

                10.34  Credit Agreement dated as of November 21, 1997 between STB Systems, Inc., and Bank One,
                         Texas, N.A. (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 31, 1997).

                10.35  First Amendment to Credit Agreement dated as of January 30, 1998 by and among the
                         Company, Bank One, Texas, N.A. and the Original Lenders as therein defined
                         (incorporated by reference to Exhibit 10.35 of the Company's Registration Statement on
                         Form S-3, Registration No. 333-4684)

                                                                                                                     PAGE
                                                                                                                     -----
                10.36  Lease Schedule No. 1000063250 dated as of October 31, 1997 to Master Lease Agreement dated October 30, 1996 between Banc One Leasing Corporation and the Company
                         (incorporated by reference to Exhibit 10.36 of the Company's Registration Statement on
                         Form S-3, Registration No. 333-4684)

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

               +10.42  Letter Agreement dated December 11, 1998 between STB Systems, Inc. and Hoak Breedlove
                         Wesneski & Co.

                11.1   Computation of Earnings Per Common Share and Common Equivalent Share

                21     Subsidiaries of the Company

                       (a) STB Assembly, Inc., a Texas corporation
                       (b) STB de Mexico, S.A. de C.V., a Mexican corporation
                       (c) Maquilados Continentales de Chihuahua, a Mexican corporation (an inactive shell corporation)
                       (d) Symmetric Simulation Systems, Inc.
                       (e) STB Systems, Inc., a Delaware corporation (an inactive shell corporation)

               +23     Consent of PricewaterhouseCoopers LLP

               +24     Powers of Attorney (included on first signature page)

               +27     Financial Data Schedule

------------------------

* Management contract or compensatory plan or arrangement. The Company will furnish a copy of any Exhibit listed above to any shareholder without charge upon written request to Mr. Bryan F. Keyes, Secretary, 3400 Waterview Parkway, Richardson, Texas 75080.

+   Filed herewith.

        (b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS that each of STB Systems, Inc., a Texas corporation, and the undersigned directors and officers of STB Systems, Inc., hereby constitutes and appoints William E. Ogle, Randall D. Eisenbach and Bryan
F. Keyes, or any one of them, his true and lawful attorney-in-fact and agent, for him and in his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, STB has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                STB SYSTEMS, INC.

                                By:             /s/ WILLIAM E. OGLE
                                     -----------------------------------------
                                                  William E. Ogle
                                               CHAIRMAN OF THE BOARD
                                            AND CHIEF EXECUTIVE OFFICER

Dated: January 28, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on January 28, 1999.

          SIGNATURE                       TITLE
------------------------------  --------------------------

                                Chairman of the Board of
     /s/ WILLIAM E. OGLE          Directors and Chief
------------------------------    Executive Officer
       William E. Ogle            (Principal Executive
                                  Officer)

                                Executive Vice President,
   /s/ RANDALL D. EISENBACH       Chief Operating Officer,
------------------------------    Assistant Secretary and
     Randall D. Eisenbach         Director

                                Chief Financial Officer,
     /s/ JAMES L. HOPKINS         Vice President of
------------------------------    Strategic Marketing and
       James L. Hopkins           Director (Principle
                                  Financial Officer)

                                Vice President of
      /s/ BRYAN F. KEYES          Administration General
------------------------------    Counsel, Secretary and
        Bryan F. Keyes            Treasurer

          SIGNATURE                       TITLE
------------------------------  --------------------------

      /s/ T. GREG DEWITT        Director of Accounting
------------------------------    (Principle Accounting
        T. Greg Dewitt            Officer)

      /s/ J. SHANE LONG         Vice President of Sales
------------------------------    and Marketing and
        J. Shane Long             Director

      /s/ JAMES J. BYRNE
------------------------------  Director
        James J. Byrne

      /s/ DENNIS G. SABO
------------------------------  Director
        Dennis G. Sabo

   /s/ LAWRENCE E. WESNESKI
------------------------------  Director
     Lawrence E. Wesneski

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of STB Systems, Inc.

    Our audits of the consolidated financial statements referred to in our report dated December 12, 1998, except as to Note 15, which is as of January 15, 1999, appearing in this Annual Report on Form 10-K for the year ended October 31, 1998, also included an audit of the Financial Statement Schedule listed in
Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
December 12, 1998

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                                  BALANCE AT
  FISCAL                                         BEGINNING OF  CHARGED TO COSTS                 BALANCE AT END
YEAR ENDED              DESCRIPTION                  YEAR        AND EXPENSES     DEDUCTIONS       OF YEAR
-----------  ----------------------------------  ------------  ----------------  ------------  ----------------
31-Oct-96    Allowance for Bad Debts             $    449,073    $    489,837    $    607,078    $    331,832
             Allowance for Product Returns
             and Price Protection                      45,000         405,000         175,000         275,000
             Allowance for Obsolete Inventory       1,000,000       1,928,013       1,528,013       1,400,000
31-Oct-97    Allowance for Bad Debts                  331,832         300,000         166,500         465,332
             Allowance for Product Returns
             and Price Protection                     275,000                             895         274,105
             Allowance for Obsolete Inventory       1,400,000       2,248,918       2,248,918       1,400,000
31-Oct-98    Allowance for Bad Debts                  465,332         350,509         295,519         520,322
             Allowance for Product Returns
             and Price Protection                     274,105       4,284,588       3,983,693         575,000
             Allowance for Obsolete Inventory       1,400,000       6,449,156       2,649,156       5,200,000

                                 EXHIBIT INDEX

           EXHIBIT                                                                                                     PAGE
           ---------                                                                                                   -----
    (a)  1.           The following financial statements are filed as part of this report:

                      Report of Independent Accountants.
                      Consolidated Balance Sheets dated October 31, 1998 and 1997.
                      Consolidated Statement of Operations for the three years ended October 31, 1998.
                      Consolidated Statement of Changes in Shareholders' Equity for the three years ended October
                        31, 1998.
                      Consolidated Statement of Cash Flows for the three years ended October 31, 1998.
                      Notes to Consolidated Financial Statements.

                2.    Consolidated Financial Statement Schedules

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

                3.    The following documents are filed or incorporated by reference as exhibits to this Report:

                2.1   Agreement and Plan of Reorganization by and between the Registrant and STB Systems, Inc.
                        dated as of December 13, 1998, and the related Stock Option Agreement (incorporated by reference to Schedule 13D of 3Dfx Interactive, Inc. dated December 23, 1998 with respect to the Company).

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

                9.1   Form of Voting Agreement dated December 13, 1998 between the Company and certain shareholders of 3Dfx Interactive, Inc., a California corporation (incorporated by reference to Schedule 13D of 3Dfx Interactive, Inc. dated December 23, 1998 with respect to the Company).

           EXHIBIT                                                                                                     PAGE
           ---------                                                                                                   -----
             *+10.1   Employment Agreement dated November 1, 1996 by and between the Company and William E. Ogle
                        (incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-14313)), as amended by that certain Amendment to Employment
                        Agreement for Executive Officer dated December 13, 1998

             *+10.2   Employment Agreement dated November 1, 1996 by and between the Company and Randall D.
                        Eisenbach (incorporated by reference to Exhibit 10.43 to the Company's Registration
                        Statement on Form S-1 (Registration No. 333-14313)), as amended by that certain Amendment to Employment Agreement for Executive Officer dated December 13, 1998

             *+10.3   Employment Agreement dated November 1, 1996 by and between the Company and James L. Hopkins
                        (incorporated by reference to Exhibit 10.44 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-14313)), as amended by that certain Amendment to Employment
                        Agreement for Executive Officer dated December 13, 1998

             *+10.4   Employment Agreement dated November 1, 1996 by and between the Company and J. Shane Long
                        (incorporated by reference to Exhibit 10.45 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-14313)), as amended by that certain Amendment to Employment
                        Agreement for Executive Officer dated December 13, 1998

              *10.5   Indemnification Agreement dated February 8, 1995 by and between William E. Ogle and the
                        Company (incorporated by reference to Exhibit 10.23 to the Company's Registration
                        Statement on Form S-1 (Registration No. 33-87612))

              *10.6   Indemnification Agreement dated February 8, 1995 by and between Randall D. Eisenbach and the
                        Company (incorporated by reference to Exhibit 10.24 to the Company's Registration
                        Statement on Form S-1 (Registration No. 33-87612))

              *10.7   Indemnification Agreement dated February 8, 1995 by and between James L. Hopkins and the
                        Company (incorporated by reference to Exhibit 10.25 to the Company's Registration
                        Statement on Form S-1 (Registration No. 33-87612))

              *10.8   Indemnification Agreement dated February 8, 1995 by and between J. Shane Long and the
                        Company (incorporated by reference to Exhibit 10.30 to the Company's Registration
                        Statement on Form S-1 (Registration No. 33-87612))

              *10.9   Indemnification Agreement dated February 8, 1995 by and between James J. Byrne and the
                        Company (incorporated by reference to Exhibit 10.28 to the Company's Registration
                        Statement on Form S-1 (Registration No. 33-87612))

              *10.10  Indemnification Agreement dated February 8, 1995 by and between Lawrence E. Wesneski and the
                        Company (incorporated by reference to Exhibit 10.29 to the Company's Registration
                        Statement on Form S-1 (Registration No. 33-87612))

              *10.11  Indemnification Agreement by and between Dennis G. Sabo and the Company (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-3,
                        Registration No. 333-4684)

              *10.12  Indemnification Agreement by and between Bryan F. Keyes and the Company (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-3,
                        Registration No. 333-4684)

           EXHIBIT                                                                                                     PAGE
           ---------                                                                                                   -----
              *10.13  Indemnification Agreement dated February 8, 1995 by and between Mark S. Sims and the Company
                        (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on
                        Form S-1 (Registration No. 33-87612))

              *10.14  Indemnification Agreement dated February 8, 1995 by and between William D. Balthaser Jr. and the Company (incorporated by reference to Exhibit 10.27 to the Company's Registration
                        Statement on Form S-1 (Registration No. 33-87612))

              *10.15  Company's Amended and Restated 1995 Long Term Incentive Plan (incorporated by reference to
                        Appendix A of the Company's definitive Proxy Statement for the 1997 Annual Meeting of
                        Shareholders)

              *10.16  Company's Amended and Restated Stock Option Plan for Non-Employee Directors (incorporated by reference to Appendix B of the Company's definitive Proxy Statement for the 1997 Annual
                        Meeting of Shareholders)

              *10.17  STB Systems, Inc. 1995 Employee Stock Option Purchase Plan (as amended) (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996)

              *10.18  Amended and Restated Profit Sharing Incentive Plan (incorporated by reference to Exhibit
                        10.47 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

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

               10.22  Amendment to Lease Agreement dated January 30, 1997, by and between STB de Mexico, S.A. de
                        C.V. (as lessee) and Complejo Industrial Fuentes, S.A. de C.V. (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended
                        October 31, 1997).

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

           EXHIBIT                                                                                                     PAGE
           ---------                                                                                                   -----
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

               10.29  Purchase Agreement dated December 17, 1996, by and between the Company and Gateway 2000,
                        Inc. (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form
                        10-K for the Fiscal Year Ended October 31, 1997).

               10.30  Lease Agreement by and between the Company and Banc One Leasing Corporation dated October
                        30, 1996, together with related attachments (incorporated by reference to Exhibit 10.48 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313))

               10.31  Participation Agreement dated as of November 14, 1997 among Asset XVII Holdings Company,
                        L.L.C., as lessor, STB Systems, Inc., as lessee and Bank One, Texas, N.A., as lender
                        (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K
                        for the Fiscal Year Ended October 31, 1997).

               10.32  Lease and Development Agreement dated as of November 14, 1997 among Asset XVII Holdings
                        Company, L.L.C., as lessor, and STB Systems, Inc., as lessee (incorporated by reference to
                        Exhibit 10.32 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended
                        October 31, 1997).

               10.33  Limited Notice to Proceed No. 1 dated as of December 18, 1997 executed by STB Systems, Inc.
                        and Austin Commercial, Inc. (incorporated by reference to Exhibit 10.33 to the Company's
                        Annual Report on Form 10-K for the Fiscal Year Ended October 31, 1997).

               10.34  Credit Agreement dated as of November 21, 1997 between STB Systems, Inc., and Bank One,
                        Texas, N.A. (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on
                        Form 10-K for the Fiscal Year Ended October 31, 1997).

               10.35  First Amendment to Credit Agreement dated as of January 30, 1998 by and among the Company,
                        Bank One, Texas, N.A. and the Original Lenders as therein defined (incorporated by reference to Exhibit 10.35 of the Company's Registration Statement on Form S-3,
                        Registration No. 333-4684)

           EXHIBIT                                                                                                     PAGE
           ---------                                                                                                   -----
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

              +10.42  Letter Agreement dated December 11, 1998 between STB Systems, Inc. and Hoak Breedlove
                        Wesneski & Co.

               11.1   Computation of Earnings Per Common Share and Common Equivalent Share

               21     Subsidiaries of the Company

                      (a) STB Assembly, Inc., a Texas corporation
                      (b) STB de Mexico, S.A. de C.V., a Mexican corporation
                      (c) Maquilados Continentales de Chihuahua, a Mexican corporation (an inactive shell corporation)
                      (d) Symmetric Simulation Systems, Inc.
                      (e) STB Systems, Inc., a Delaware corporation (an inactive shell corporation)

              +23     Consent of PricewaterhouseCoopers LLP

              +24     Powers of Attorney (included on first signature page)

              +27     Financial Data Schedule

------------------------

* Management contract or compensatory plan or arrangement. The Company will furnish a copy of any Exhibit listed above to any shareholder without charge upon written request to Mr. Bryan F. Keyes, Secretary, 3400 Waterview Parkway, Richardson, Texas 75080.

+   Filed herewith.