Form 10-K/A
period 1998-10-31
STB SYSTEMS INC
filed 1999-02-26
CIK 934596

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                ---------------

                                AMENDMENT NO. 1

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

ITEM 3. LEGAL PROCEEDINGS.

    UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERM "STB," "WE" OR "US" WHEN USED IN THIS REPORT REFERS TO STB SYSTEMS, INC., A TEXAS CORPORATION, AND ITS CONSOLIDATED SUBSIDIARIES AND PRIOR AFFILIATES.

    A securities class action lawsuit was filed on October 9, 1998 in Dallas County, Texas against us and certain of our officers and directors, along with the underwriters who participated in our secondary public offering on March 20, 1998. The petition alleges that the registration statement for our secondary public offering contained false and misleading statements of material facts and omitted to state material facts, alleging that the registration statement failed to disclose certain alleged product defects, alleged difficulties with some of our major customers and our allegedly deteriorating financial performance. The petition asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, and Sections 581-33A and 581-33F of the Texas Securities Act on behalf of a purported class of persons who purchased or otherwise acquired STB Common Stock in the public offering. The petition seeks recission and/or unspecified damages. We deny the allegations in the petition and intend to vigorously defend the lawsuit. In the event the plaintiffs in the lawsuit prevail in connection with any of their claims, then, depending upon the magnitude of damages and expenses incurred by us and the extent to which such damages and expenses are covered by insurance, the lawsuit could materially harm us.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. ANY STATEMENTS CONTAINED HEREIN -- INCLUDING WITHOUT LIMITATION STATEMENTS TO THE EFFECT THAT STB OR ITS MANAGEMENT "BELIEVES," "EXPECTS," "ANTICIPATES," "PLANS," "MAY," "WILL," "PROJECTS," "CONTINUES" OR "ESTIMATES," OR STATEMENTS CONCERNING "POTENTIAL," OR "OPPORTUNITY" OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY OR THE NEGATIVE THEREOF -- THAT ARE NOT STATEMENTS OF HISTORICAL FACT SHOULD BE CONSIDERED FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN OR CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING WITHOUT LIMITATION THOSE SET FORTH UNDER "RISK FACTORS" IN STB'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 1998.

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

    On December 13, 1998, we entered into the 3Dfx Merger Agreement. The 3Dfx Merger Agreement provides for the merger of a newly formed, wholly-owned subsidiary of 3Dfx with and into STB (the "3Dfx Merger"). STB will be the surviving corporation in the 3Dfx Merger and, upon consummation of the 3Dfx Merger, will become a wholly-owned subsidiary of 3Dfx. In the event of the consummation of the 3Dfx Merger, the combination of 3Dfx's and STB's operations will result in many significant changes in STB's business and its related results of operations and financial condition. In particular, the announcement and consummation of the merger may disrupt STB's relationships with its suppliers, some of whom are competitors of 3Dfx. For example, nVidia, which is a major supplier of STB and whose graphics chips were incorporated into STB products representing 63.9% of STB's net sales in fiscal 1998 (approximately $170.1 million net sales), competes directly with 3Dfx. As a result of the merger, STB plans to continue to offer for sale to its customers its current products that use nVidia graphics chips, but will not use nVidia's graphics chips on any new products. Unless STB or the 3Dfx/STB combined company can persuade STB's existing customers that are purchasing products using nVidia graphics chips to purchase new products based on 3Dfx graphics chips, the revenue derived from sales to such customers will be reduced significantly. Similarly, while no suppliers of graphics chips to STB have as of the date of this report indicated to STB that they intend to terminate their supplier relationship with STB, to the extent that any such relationship is terminated or curtailed and STB cannot persuade its existing customers who purchase products containing any of those supplier's chips to purchase products containing 3Dfx chips then revenues could be reduced significantly.

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

    GROSS PROFIT. Gross profit decreased by $5.8 million, or 11.6%, to $44.2 million in fiscal 1998, as compared to $50.0 million in fiscal 1997. For the period, gross profit as a percentage of net sales declined to 16.6% from 25.1%. The decrease in the amount of gross profit margin resulted primarily from increased pricing pressure in the commercial and OEM markets and to a lesser degree, the 10.3% decline in average selling prices in the specialized technology market from fiscal 1997 to fiscal 1998. The decrease in gross profit as a percentage of net sales resulted primarily from increased pricing pressure on the Company's products and a decrease in higher margin specialized technology products as a percentage of total sales. Price protection credits granted during the year ended October 31, 1998 were $4.2 million compared to $1.3 million during the year ended October 31, 1997. The increase in price protection resulted primarily from price protection credits granted in the fourth quarter of 1998 for the Velocity 128 and Black Magic Voodoo 2 products, totaling approximately $2.2 million. Amounts charged to expense for potential excess and obsolete inventory were $6.4 million and $2.2 million during the years ended October 31, 1998 and 1997, respectively. The relative increase in amounts charged to expense for potential excess and obsolete inventory during 1998 was primarily related to $3.2 million for non-recurring charges associated with components provided by a supplier that did not meet specifications and a slow-moving inventory matter specifically identified through routine obsolescence reviews by management. Management believes these additional charges for excess and obsolete inventory are considered unusual and non-recurring in nature and are not expected to represent any trend which would have a material impact on future results of operations. The increases in price protection credits granted and amounts charged to expense for potential excess and obsolete inventory contributed to the decrease in gross profit margin.

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

YEAR 2000 ASSESSMENT

    STATE OF READINESS: STB has performed a company-wide evaluation to assess the ability of its products and its information technology ("IT") and non-IT systems to properly function and execute transactions in the Year 2000. STB's Year 2000 Project is divided into three major sections: (a) Infrastructure, which includes internal management information systems, computers, servers, networks to support the business and any non-IT systems used in the operation of the business; (b) Third party Suppliers, which includes those suppliers that provide STB with components that are used in the manufacture of its products; and (c) STB Products which includes those products that generate revenue for STB. The Project has been divided into six phases: (1) Awareness and Communication; (2) Inventory; (3) Assessment; (4) Renovation; (5) Testing; and
(6) Rollout. As discussed below, STB has substantially completed the first three phases of the Year 2000 Project for its Infrastructure; the first phase for its Third Party Suppliers and all phases for its Customer Products and Services. All phases of the Year 2000 Project are expected to be completed by the third quarter of 1999.

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

    THIRD PARTY SUPPLIERS: STB has taken a inventory of the components supplied from third party suppliers that are used in conjunction with its products. STB has contacted significant third party suppliers in an effort to assess the state of their Year 2000 readiness. To date, a majority of the recipients have responded to the letter, and approximately 20% of the respondents have given assurances that their products and services are able to function in the context of the Year 2000 Problem. Approximately 25% of those responding have not been willing to certify the Year 2000 compliance of their products. STB is continuing to obtain responses to the letter and at the same time is formulating a contingency plan that includes identifying alternate suppliers in the event STB is unable to obtain such assurances. Many of STB's components and services are obtained from sources that are not the sole source for such items. Accordingly, STB believes that alternative means are generally available that are Year 2000 compliant from which to obtain components and services. Other than as described above, STB has not undertaken to employ any independent verification or validation process to determine its third party suppliers' state of Year 2000 readiness.

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

    COSTS: To date, STB has spent approximately $170,000 relating to software, training and labor costs for its Year 2000 Project, of which $100,000 was incurred for replacement costs for non-compliant software systems as well as the acceleration of replacement of certain other systems as a result of the Year 2000 Problem. STB currently estimates that its software, training and labor costs through fiscal year 1999 relating to the Year 2000 Project will be approximately $100,000. No assurances, however, can be given that these costs will not exceed such amount or that STB will not have to use other sources for these amounts. STB has to date only used internal resources to assess its Year 2000 risks and cost estimates and does not expect to use any independent verification or validation process in this regard. None of STB's other IT projects has been delayed due to STB's Year 2000 Project. Funds for the Year 2000 Project are expected to be paid for out of operations.

    RISKS: If STB does not successfully complete its Year 2000 Project, it could, among other results, prevent it from receiving orders and delivering Year 2000 compliant goods to customers and prevent it from placing orders and receiving sufficient quantities of supplies from vendors. This could have a material effect on STB's ability to market, sell and implement its products, which could have a material adverse effect on its financial condition and results of operations. STB's most reasonably likely worst case Year 2000 scenario would likely involve the failure of a critical supplier's products to be Year 2000 compliant, which could temporarily suspend the manufacture and delivery of STB's related products while the problem was fixed or an alternate supply source was identified. As indicated above, STB is formulating an informal contingency plan that includes identifying alternate suppliers. In addition, as a result of Year 2000 concerns, the PC industry as a whole may experience declining growth rates and a decreased demand for PCs and PC related products. There can be no assurances that third parties will be Year 2000 compliant in a timely manner.

    CONTINGENCY PLANS: STB has to date experienced no significant Year 2000 problems. Although STB has not adopted a formal contingency plan, it is currently assessing alternatives, which may be implemented in the event Year 20000 issues arise.

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

                       STB SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                                     1998        1997       1996
                                                                                  ----------  ----------  ---------
Cash flows from operating activities:
  Net income....................................................................  $    1,732  $   10,770  $   6,077
  Adjustments to reconcile net income to net cash flow from operating activities:
    Depreciation and amortization...............................................       3,885       2,550      1,252
    Changes in assets and liabilities:
      Accounts receivable--trade................................................      14,700     (18,506)    (7,397)
      Inventories, net..........................................................      (7,698)    (13,652)       727
      Other current assets......................................................      (4,474)       (621)      (479)
      Other assets..............................................................      (2,277)       (763)       151
      Accounts payable--trade...................................................      (4,751)     15,543      1,807
      Accrued wages, commissions, and bonuses...................................        (772)        322        585
      Other accrued liabilities.................................................        (493)        419        817
                                                                                  ----------  ----------  ---------
        Net cash provided by (used in) operating activities.....................        (148)     (3,938)     3,540
                                                                                  ----------  ----------  ---------
Cash flows from investing activities:
Purchases of property and equipment.............................................      (3,124)     (9,580)    (3,086)
Investment in subsidiary........................................................      --            (236)    --
                                                                                  ----------  ----------  ---------
      Net cash used in investing activities.....................................      (3,124)     (9,816)    (3,086)
                                                                                  ----------  ----------  ---------
Cash flows from financing activities:
Borrowings (payments) on short-term debt........................................     (21,520)      9,760       (351)
Borrowings on long-term debt....................................................      --           3,000     --
Payments on long-term debt......................................................      (1,596)       (703)    (1,003)
Issuance of common stock, net of issue costs....................................         474       1,218        158
Proceeds from secondary offering................................................      57,104      --         --
Repurchase of common stock......................................................      (4,633)     --         --
Tax benefit from exercise of stock options......................................         213         928     --
                                                                                  ----------  ----------  ---------
Net cash provided by(used in) financing activities..............................      30,042      14,203     (1,196)
                                                                                  ----------  ----------  ---------
Net increase (decrease) in cash and cash equivalents............................      26,770         449       (742)
Cash and cash equivalents at beginning of period................................       3,869       3,420      4,162
                                                                                  ----------  ----------  ---------
Cash and cash equivalents at end of period......................................  $   30,639  $    3,869  $   3,420
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
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

    STOCK SPLITS--During 1997, the Company declared a three-for-two split of the Company's common stock. The stock split was effected in the form of a stock dividend on July 17, 1997. Additionally, on January 27, 1998, another three-for-two split of the Company's common stock was declared. Again, the stock split was effected in the form of a stock dividend on February 29, 1998, and resulted in the issuance of 3,491,182 additional shares. Share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the stock splits.

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

    INTEREST RATE SWAP--The Company may enter into interest rate swap agreements to limit the effect of increases in floating interest rates. The differential is accrued as interest rates change and is recorded as interest expense.

    FOREIGN CURRENCY TRANSLATION--The U.S. dollar is the functional currency for the Company's foreign operations. Gains and losses on the translation into U.S. dollars of amounts denominated in foreign currencies are included in net income.

    OTHER ASSETS--During the fourth quarter of fiscal 1998, the Company invested $3 million in nVIDIA Corporation, a supplier. The investment is in the form of a Convertible Subordinated Note. In the event the supplier sells common stock in an initial public offering prior to December 31, 1998, the investment will convert to common stock at a discount from the price per share of the common stock in the initial public offering. In the event the supplier does not complete an initial public offering prior to December 31, 1998, then on January 15, 1999 the investment shall automatically convert into common stock of the supplier (see Note 15, Subsequent Events). The Convertible Subordinated Note, included in other assets, is classified as an available-for-sale security and is reported at fair value. At October 31, 1998 there were no unrealized gains or losses.

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

    The purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values on the date of acquisition, as follows:

                                                                                MARCH 18, 1997
                                                                                ---------------
                                                                                (IN THOUSANDS)
Working capital, other than cash..............................................     $   1,166
Property, plant and equipment.................................................            89
Other assets..................................................................             4
Goodwill......................................................................         1,648
Other liabilities.............................................................        (1,720)
                                                                                      ------
Purchase price, net of cash received..........................................     $   1,187
                                                                                      ------
                                                                                      ------

NOTE 4--INVENTORIES

    Inventories at October 31 consist of the following:

                                                                            1998       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Raw materials...........................................................  $  30,757  $  23,193
Work-in-process.........................................................     17,267     13,859
Finished goods..........................................................      6,169      5,643
                                                                          ---------  ---------
  Inventories, gross....................................................     54,193     42,695
Reserve for Obsolescence................................................     (5,200)    (1,400)
                                                                          ---------  ---------
  Inventories, net......................................................  $  48,993  $  41,295
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE 5--PROPERTY AND EQUIPMENT

    Property and equipment at October 31 consist of the following:

                                                                            1998       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Furniture and equipment.................................................  $  17,876  $  16,485
Leasehold improvements..................................................      1,866        746
                                                                          ---------  ---------
                                                                             19,742     17,231
Less: accumulated depreciation..........................................     (8,156)    (4,883)
                                                                          ---------  ---------
Property and equipment, net.............................................  $  11,586  $  12,348
                                                                          ---------  ---------
                                                                          ---------  ---------

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

    In December 1997, the Company entered into a five-year lease agreement for a new corporate headquarters facility to be constructed in fiscal 1998. Construction on the 210,000 square foot facility began in December 1997 and was completed in December 1998. The total cost is estimated to be $22.8 million (including land). The lessor has agreed to fund the cost of the land and construction of the building (subject to reductions based on certain conditions in the lease agreement). The Company began occupying the facility during the first fiscal quarter of 1999 with rental payments commencing upon occupancy. Upon completion of the initial five-year agreement, the Company has the option to purchase the property, renew the lease for an additional five years, or arrange for the facility to be sold. In the case that the facility is sold for less than the original cost, the Company has guaranteed to the lessor to make up for any shortfall not to exceed $17.2 million.

    Under the lease agreement, the Company is responsible for all operating expenses of the facility along with a lease payment that is subject to adjustment based upon prevailing interest rates. The Company has entered into an interest rate swap agreement effective upon occupancy whereby the Company, via the swap, is fixing the rent payments on the lease. This interest rate swap agreement reduces the impact of changes in interest rates on the Company's monthly floating rate lease obligation to the lessor of its corporate headquarters facility. At October 31, 1998, the Company had one interest rate swap agreement with a commercial bank, having a total notional principal amount of $19.4 million. This agreement effectively changes the Company's interest rate exposure on its corporate headquarters facility lease obligation to a fixed 7.55%. The interest rate swap agreement extends through the term of the lease agreement and provides for monthly receipts to or payments by the Company dependent upon prevailing market rates of interest each month. Any cash payments made or received under the swap agreement will be recorded in facility expense for such month upon the effective date of the agreement, January 4, 1999. The Company is exposed to credit loss in the event of non-performance by the counter-party to the interest rate swap agreement. However, the Company does not anticipate non-performance by the counterparty to the swap agreement.

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

    OTHER ASSETS--During the fourth quarter of fiscal 1998, the Company invested $3 million in nVIDIA Corporation, a supplier. The investment was in the form of a Convertible Subordinated Note. On

January 15, 1999 the Note converted into 428,572 shares of common stock of the supplier, based on a conversion rate of $7.00 per common share. Subsequent to the conversion, the supplier completed an initial public offering at a price of $12.00 per common share. Immediately preceding the initial public offering, the Company's ownership in the supplier was approximately 2.7%, and approximately 1.5% subsequent to the IPO. The securities are classified as available-for-sale whereby, the unrealized gains or losses will be reported as a separate component of shareholders' equity.

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

                                                                                                                     PAGE
                                                                                                                     -----
              **10.1   Employment Agreement dated November 1, 1996 by and between the Company and William E.
                         Ogle (incorporated by reference to Exhibit 10.42 to the Company's Registration
                         Statement on Form S-1 (Registration No. 333-14313)), as amended by that certain
                         Amendment to Employment Agreement for Executive Officer dated December 13, 1998

              **10.2   Employment Agreement dated November 1, 1996 by and between the Company and Randall D.
                         Eisenbach (incorporated by reference to Exhibit 10.43 to the Company's Registration
                         Statement on Form S-1 (Registration No. 333-14313)), as amended by that certain
                         Amendment to Employment Agreement for Executive Officer dated December 13, 1998

              **10.3   Employment Agreement dated November 1, 1996 by and between the Company and James L.
                         Hopkins (incorporated by reference to Exhibit 10.44 to the Company's Registration
                         Statement on Form S-1 (Registration No. 333-14313)), as amended by that certain
                         Amendment to Employment Agreement for Executive Officer dated December 13, 1998

              **10.4   Employment Agreement dated November 1, 1996 by and between the Company and J. Shane Long
                         (incorporated by reference to Exhibit 10.45 to the Company's Registration Statement on
                         Form S-1 (Registration No. 333-14313)), as amended by that certain Amendment to
                         Employment Agreement for Executive Officer dated December 13, 1998

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

              **10.42  Letter Agreement dated December 11, 1998 between STB Systems, Inc. and Hoak Breedlove
                         Wesneski & Co.

                11.1   Intentionally omitted.

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

**  Previously filed.

+   Filed herewith.

        (b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, STB has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Dated: February 24, 1999

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

           EXHIBIT                                                                                                     PAGE
           ---------                                                                                                   -----
             **10.1   Employment Agreement dated November 1, 1996 by and between the Company and William E. Ogle
                        (incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-14313)), as amended by that certain Amendment to Employment
                        Agreement for Executive Officer dated December 13, 1998

             **10.2   Employment Agreement dated November 1, 1996 by and between the Company and Randall D.
                        Eisenbach (incorporated by reference to Exhibit 10.43 to the Company's Registration
                        Statement on Form S-1 (Registration No. 333-14313)), as amended by that certain Amendment to Employment Agreement for Executive Officer dated December 13, 1998

             **10.3   Employment Agreement dated November 1, 1996 by and between the Company and James L. Hopkins
                        (incorporated by reference to Exhibit 10.44 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-14313)), as amended by that certain Amendment to Employment
                        Agreement for Executive Officer dated December 13, 1998

             **10.4   Employment Agreement dated November 1, 1996 by and between the Company and J. Shane Long
                        (incorporated by reference to Exhibit 10.45 to the Company's Registration Statement on
                        Form S-1 (Registration No. 333-14313)), as amended by that certain Amendment to Employment
                        Agreement for Executive Officer dated December 13, 1998

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

             **10.42  Letter Agreement dated December 11, 1998 between STB Systems, Inc. and Hoak Breedlove
                        Wesneski & Co.

               11.1   Intentionally omitted.

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

**  Previously filed.

+   Filed herewith.