Form 10-Q
period 1999-01-31
STB SYSTEMS INC
filed 1999-03-17
CIK 934596

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------
                                    FORM 10-Q
                               -----------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

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

                3400 WATERVIEW PARKWAY, RICHARDSON, TEXAS 75080
                    (Address of principal executive offices)

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


     Title of each class:                    Number of Shares Outstanding as of
  Common Stock, $.01 par value                      March 17, 1999:
                                                       12,606,787


================================================================================

                                STB SYSTEMS, INC.
                                      INDEX



                                                                               PAGE
                                                                              NUMBER
PART I              FINANCIAL INFORMATION                                        3

Item 1              Consolidated Financial Statements (Unaudited):               3

                    Consolidated Balance Sheets at January 31, 1999
                    and October 31, 1998                                         3

                    Consolidated Statements of Operations for the
                    three months ended January 31, 1999 and 1998                 4

                    Consolidated Statements of Comprehensive Income
                    for the three months ended January 31, 1999 and 1998         4

                    Consolidated Statements of Cash Flows for the
                    three months ended January 31, 1999 and 1998                 5

                    Notes to Consolidated Financial Statements                   6

Item 2              Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                7

Item 3 Has been omitted since the registrant has no reportable events in relation to this item


PART II             OTHER INFORMATION                                           13


Items 1, 3 and 4    Have been omitted since the registrant has
                    no reportable events in relation to these items

Item 2              Changes in Securities and Use of Proceeds                   13

Item 5              Other Information - Risk Factors                            13

Item 6              Exhibits and Reports on Form 8-K                            21

Signatures

                          PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                       STB SYSTEMS, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
-------------------------------------------------------------------------------
                  (Dollars in thousands except per share data)


                                                         January 31,    October 31,
                                                             1999           1998
                                                         -----------    -----------
ASSETS
Current Assets:
 Cash and cash equivalents                               $    31,866    $    30,639
 Accounts receivable - trade, net of allowance
   for doubtful accounts of $582 and $520                     39,841         32,508
 Inventories, net                                             51,628         48,993
 Other current assets                                         12,783          6,444
                                                         -----------    -----------
     Total current assets                                    136,118        118,584

Property and equipment, net                                   11,060         11,586
Other assets                                                   1,594          5,142
                                                         -----------    -----------
     Total assets                                        $   148,772    $   135,312
                                                         ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Short-term debt                                         $    18,500    $      --
 Accounts payable - trade                                     24,466         32,050
 Accrued wages, commissions and bonuses                          302            694
 Other accrued liabilities                                     1,072          1,534
 Current portion of long-term liabilities                        599            587
                                                         -----------    -----------
     Total current liabilities                                44,939         34,865
                                                         -----------    -----------

Long-term Liabilities:
 Obligations under capital leases and other
  long-term liabilities                                        1,941          2,095
                                                         -----------    -----------
     Total long-term liabilities                               1,941          2,095
                                                         -----------    -----------

Shareholders' Equity:
 Preferred stock, 2,000,000 shares authorized,
  none issued or outstanding                                    --             --
 Common stock, $.01 par value, 25,000,000 shares
  authorized, 13,303,587 and 13,302,687 shares issued,
  respectively                                                   133            133
 Additional paid-in capital                                   82,879         82,875
 Unrealized gain on equity securities                          3,394           --
 Retained earnings                                            20,119         19,977
                                                         -----------    -----------
                                                             106,525        102,985
 Treasury stock, 696,800 shares, at cost                      (4,633)        (4,633)
                                                         -----------    -----------
 Total shareholders' equity                                  101,892         98,352
                                                         -----------    -----------
     Total liabilities and shareholders' equity          $   148,772    $   135,312
                                                         ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       STB SYSTEMS, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
 -----------------------------------------------------------------------------
                 (Dollars in thousands except per share amounts)


                                            Three months ended
                                                January 31,
                                           1999            1998
                                       ------------    ------------
Net sales                              $     65,729    $     78,758
Cost of sales                                55,833          62,542
                                       ------------    ------------
Gross profit                                  9,896          16,216
                                       ------------    ------------

Operating expenses:
  Research and development                    2,701           2,338
  Sales and marketing                         4,009           4,424
  General and administrative                  3,077           3,235
                                       ------------    ------------
Total operating expenses                      9,787           9,997
                                       ------------    ------------

Income from operations                          109           6,219
Interest (income) expense, net                 (113)            518
                                       ------------    ------------

Income before income taxes                      222           5,701
Provision for income taxes                       80           1,896
                                       ------------    ------------
Net income                             $        142    $      3,805
                                       ============    ============

Net income per share:
   Basic                               $       0.01    $       0.36
                                       ============    ============
   Diluted                             $       0.01    $       0.33
                                       ============    ============

Weighted average shares outstanding:
   Basic                                 12,606,161      10,461,695
                                       ============    ============
   Diluted                               12,781,621      11,388,554
                                       ============    ============




                       STB SYSTEMS, INC. and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
 -----------------------------------------------------------------------------
                             (Dollars in thousands)


                                               Three months ended
                                                  January 31,
                                              1999           1998
                                          ------------   ------------
Net income                                $        142   $      3,805
                                          ------------   ------------
Other comprehensive income, net of tax:
  Unrealized gains on securities                 3,394           --
                                          ------------   ------------
Other comprehensive income                       3,394           --
                                          ------------   ------------
Comprehensive Income                      $      3,536   $      3,805
                                          ============   ============






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       STB SYSTEMS, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
 -----------------------------------------------------------------------------
                             (Dollars in thousands)


                                                           Three months ended
                                                               January 31,
                                                          1999            1998
                                                       ------------    ------------
Cash flows from operating activities:
 Net income                                            $        142    $      3,805
 Adjustments to reconcile net income to net cash
 From operating activities:
   Depreciation and amortization                              1,357             660
   Changes in assets and liabilities:
     Accounts receivable - trade                             (7,333)         (2,598)
     Inventories                                             (2,635)         (4,516)
     Other current assets                                    (2,945)           (689)
     Other assets                                             3,548             894
     Accounts payable - trade                                (7,584)          2,136
     Accrued wages, commissions, and bonuses                   (392)           (530)
     Other accrued liabilities                                 (462)            376
                                                       ------------    ------------
     Net cash used in operating activities                  (16,304)           (462)
                                                       ------------    ------------

Cash flows from investing activities -
                                                       ------------    ------------
 Purchases of property and equipment                           (831)           (442)
                                                       ------------    ------------

Cash flows from financing activities:
 Borrowings on short-term debt                               18,500           1,480
 Payments on long-term debt                                    (142)         (1,150)
 Issuance of common stock, net of issue costs                     4              96
                                                       ------------    ------------
    Net cash provided by financing activities                18,362             426
                                                       ------------    ------------
Net increase (decrease) in cash and cash equivalents          1,227            (478)
Cash and cash equivalents at beginning of period             30,639           3,869
                                                       ------------    ------------
Cash and cash equivalents at end of period             $     31,866    $      3,391
                                                       ============    ============


Supplemental disclosure of non-cash information:
- Unrealized gain on equity securities available-for-sale was $3,394 for the three months ended January 31, 1999.



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

The accompanying financial statements include the consolidated accounts of STB Systems, Inc., STB Assembly, Inc. and Symmetric Simulation Systems, Inc., (collectively referred to as the "Company" or "STB"). STB de Mexico S.A. de C.V. ("STB de Mexico"), a majority owned subsidiary of STB Assembly, Inc., is a Mexican corporation operated as a maquiladora and performs assembly services for STB Systems, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interests in STB de Mexico are insignificant for financial reporting purposes.

The financial information presented herein should be read in conjunction with the Company's annual consolidated financial statements for the year ended October 31, 1998. The foregoing unaudited interim consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

During the third quarter of fiscal 1998, the Company invested $3 million in nVIDIA, a supplier. The investment was in the form of a Convertible Subordinated Note. On January 15, 1999, the Note converted into 428,572 shares of common stock of the supplier, based on a conversion factor of $7.00 per common share. Subsequent to the conversion, the supplier completed an initial public offering at a price of $12.00 per common share. At January 31, 1999, the closing price on the stock was $19.00. The securities are classified as available-for-sale, and accordingly, the unrealized gain of $3,394,000, net of tax, has been included in comprehensive income.

On December 14, 1998, the Company announced it had entered into a definitive merger agreement with 3Dfx Interactive, Inc., ("3Dfx") whereby, in a stock-for-stock purchase transaction, STB shareholders will receive 0.65 shares of 3Dfx common stock for each share of STB common stock. The merger is expected to close in April 1999, subject to customary regulatory approvals and approvals by the shareholders of both 3Dfx and STB.


NOTE 2 - INVENTORIES

Inventories at January 31, 1999 and October 31, 1998 consisted of the following (in thousands):


                                   January 31, 1999    October 31, 1998
                                   ----------------    ----------------
        Raw materials              $         35,489    $         30,757
        Work-in-process                      13,014              17,267
        Finished goods                        7,725               6,169
                                   ----------------    ----------------
          Inventories, gross                 56,228              54,193
        Reserve for obsolescence             (4,600)             (5,200)
                                   ----------------    ----------------
          Inventories, net         $         51,628    $         48,993
                                   ----------------    ----------------


NOTE 3 - SHORT-TERM DEBT

The Company has a $40 million revolving credit facility ("Revolving Credit Facility") with a bank. The Revolving Credit Facility bears interest at LIBOR plus 175 basis points (6.689% at January 31, 1999). At January 31, 1999 the Company had $18.5 million outstanding under the Revolving Credit Facility. Availability under the Revolving Credit Facility is subject to limitation determined by the Company's borrowing base, which is calculated based on eligible accounts receivable, as defined in the Revolving Credit Facility Agreement.

NOTE 4 - STOCK SPLIT

On January 27, 1998, the Company declared a three-for-two split of the Company's common stock. The stock split was effected in the form of a stock dividend on February 20, 1998, to shareholders of record on February 11, 1998. Share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the stock split.

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                                         Three months ended
                                                             January 31,
                                                          1999         1998
                                                      -----------  -----------
  Net income (in thousands)                           $       142  $     3,805
                                                      ===========  ===========

  BASIC
  Weighted average number of shares outstanding        12,606,161   10,461,695
                                                      ===========  ===========
  Net income per share                                $      0.01  $      0.36
                                                      ===========  ===========

  DILUTED
  Weighted average number of shares outstanding        12,606,161   10,461,695
  Additional weighted average shares from assumed
  exercise of dilutive stock options, net of shares
  assumed to be repurchased with exercise proceeds        175,460      926,859
                                                      -----------  -----------
  Dilutive weighted average shares outstanding         12,781,621   11,388,554
                                                      ===========  ===========
  Net income per share                                $      0.01  $      0.33
                                                      ===========  ===========

Options to purchase 1,289,000 and 20,625 shares of common stock were outstanding during the three months ended January 31, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price during the period. These options range in price from $7.00 to $15.08 per share for the three months ended January 31, 1999 and from $21.27 to $25.67 per share for the three months ended January 31, 1998.

A warrant to purchase up to 210,000 shares of the Company's common stock was outstanding at January 31, 1999. The right to exercise the warrant is contingent upon the occurrence of specific events. These events had not occurred at January 31, 1999, and accordingly these shares were not considered outstanding and were not included in the computation of diluted earnings per share.

NOTE 6 - SECONDARY OFFERING

On February 25, 1998 the Company filed a registration statement on Form S-3 to offer 3,000,000 shares of its common stock to the public in a secondary offering. On March 20, 1998, the offering was completed and of the shares being offered, 2,775,000 shares were sold by the Company and 225,000 were sold by certain selling shareholders. Net proceeds from the offering of $57.1 million were used to reduce indebtedness outstanding under the Company's revolving credit facility and the balance was retained for general corporate purposes.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain forward-looking statements within the meaning of the federal securities laws. Any statements contained herein - including without limitation statements to the effect that STB or its management "believes," "expects," "anticipates," "plans," "may," "will," "projects," "continues" or "estimates," or statements concerning "potential," or "opportunity" or other variations thereof or comparable terminology or the negative thereof that are not statements of historical fact should be considered forward-looking statements. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including without limitation those set forth elsewhere herein under "Other Information - Risk Factors."

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

For the three months ended January 31, 1999 and 1998, sales of our products to OEMs represented approximately 71% and 85%, respectively, of total net sales. Sales to the commercial market represented approximately 22% and 9% of total net sales for the three months ended January 31, 1999 and 1998. Sales to specialized technology product markets constituted approximately 6% of total net sales for the first quarter ended January 31, 1999 and 5% of total net sales for the first quarter ended January 31, 1998. We derived the balance of total net sales primarily from third party assembly services. Third party assembly services comprised approximately 1% of total net sales for the first quarter ended January 31, 1999 and 1998. We export our products through all of our sales channels. Export sales of our products have grown moderately in recent periods. As a result, exports have increased as a percentage of net sales to 29% in the first quarter ended January 31, 1999 from 25% in the first quarter ended January 31, 1998. Our total gross profit margins and gross profits will likely fluctuate from period to period as a result of our product mix, sales channel mix, component costs and the competitive pricing pressures on our products.

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

On December 13, 1998, we entered into the 3Dfx Merger Agreement. The 3Dfx Merger Agreement provides for the merger of a newly formed, wholly-owned subsidiary of 3Dfx with and into STB (the "3Dfx Merger"). STB will be the surviving corporation in the 3Dfx Merger and, upon consummation of the 3Dfx Merger, will become a wholly-owned subsidiary of 3Dfx. If consummated, the combination of 3Dfx's and STB's operations will result in many significant changes in STB's business and its related results of operations and financial condition. In particular, the announcement and consummation of the merger may disrupt STB's relationships with its suppliers, some of whom are competitors of 3Dfx. For example, nVidia, which competes directly with 3Dfx, is a major supplier of STB whose graphics chips were incorporated into STB products representing 63.9% of STB's net sales in fiscal 1998 and 77% in the first quarter ended January 31, 1999 (approximately $170.1 million and $50.5 million in net sales, respectively). As a result of the 3Dfx Merger, STB plans to continue to offer for sale to its customers its current products that use nVidia graphics chips, but does not expect to use nVidia's graphics chips on any new products. Unless STB or the 3Dfx/STB combined company can persuade STB's existing customers that are purchasing products using nVidia graphics chips to purchase new products based on 3Dfx graphics chips, the revenue derived from sales to such customers will be reduced significantly. Similarly, while no suppliers of graphics chips to STB have as of the date of this report indicated to STB that they intend to terminate their supplier relationship with STB, to the extent that any such relationship is terminated or curtailed and STB cannot persuade its existing customers who purchase products containing any of those supplier's chips to purchase products containing 3Dfx chips then revenues could be reduced significantly.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's Consolidated Statements of Operations as a percentage of net sales from continuing operations:


                                               Percentage of Net Sales
                                              --------------------------
                                                  Three months ended
                                                      January 31,
                                                   1999           1998
                                              -----------    -----------
      Net sales                                     100.0%         100.0%
      Cost of sales                                  84.9%          79.4%
                                              -----------    -----------
      Gross profit                                   15.1%          20.6%
                                              -----------    -----------

      Operating expenses:
        Research and development                      4.1%           3.0%
        Sales and marketing                           6.1%           5.6%
        General and administrative                    4.7%           4.1%
                                              -----------    -----------
      Total operating expenses                       14.9%          12.7%
                                              -----------    -----------

      Income from operations                          0.2%           7.9%
      Interest (income) expense, net                 -0.1%           0.7%
                                              -----------    -----------

      Income before income taxes                      0.3%           7.2%
      Provision for income taxes                      0.1%           2.4%
                                              -----------    -----------
      Net income                                      0.2%           4.8%
                                              ===========    ===========


THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998.

Net Sales. Net sales for the quarter were $65.7 million, compared to $78.8 million for the first quarter of fiscal 1998, representing a decrease of $13.1 million, or 16.5%. Unit volume for the first quarter of fiscal 1999 decreased by 24.0% from the first quarter of fiscal 1998, while the Company's overall average unit selling prices increased slightly. OEM channel sales were approximately $46.5 million in the first quarter of fiscal 1999, compared to approximately $66.2 million in the first quarter of fiscal 1998, representing a decrease of 29.8%. The decline in OEM sales is primarily a result of slowing demand for the Company's Velocity 4400 and other products from OEM customers late in the first quarter. The Company believes this decline was primarily attributable to its pending merger with 3Dfx, but expects that its launch of the 3Dfx Voodoo 3 in the second quarter of fiscal 1999 will improve OEM sales. Commercial channel sales increased to approximately $14.6 million in the first quarter of fiscal 1999 from approximately $7.4 million in the first quarter of fiscal 1998, an increase of 98.3%. Sales growth in the commercial channel was primarily the result of increased retail demand for the Company's award winning Velocity 4400 and the Black Magic Voodoo2 multimedia accelerators. See "Risk Factors - STB and its shareholders face a number of risks related to the 3Dfx Merger." and "-STB has significant product concentration..." Sales in the specialized technology market decreased to approximately $4.0 million in the first quarter of fiscal 1999 from approximately $4.1 million in the first quarter of fiscal 1998, or 4.3%. The decline in specialized technology sales was primarily a result of increased competition in the market.

Gross Profit. Gross profit consists of net sales less cost of sales. Cost of sales primarily consists of the cost of materials and manufacturing costs associated with the production of the Company's products. Gross profit decreased to $9.9 million in the first quarter of fiscal 1999 from $16.2 million in the first quarter of fiscal 1998, representing a decrease of 38.9%. The decrease in the amount of gross profit resulted primarily from an increase in per unit fixed manufacturing costs due to the decline in production volumes, as well as increased product pricing pressures and an increase memory costs. During the quarter, gross profit as a percentage of net sales decreased to 15.1% in the first quarter of fiscal 1999 from 20.6% in the first quarter of fiscal 1998. The decrease in gross profit as a percentage of net sales resulted primarily from declining operating efficiencies as a result of decreased production volumes and increased pricing pressure on the Velocity 4400 and the Black Magic Voodoo2. Gross margins are expected to continue to fluctuate as a result of sales channel, product mix and other factors. See "Risk Factors -STB's quarterly operating results are subject to fluctuations..." and "-STB depends on a limited number of suppliers... ."

Research and Development Expenses. Research and development expenses primarily consist of employee compensation and associated expenses relating to engineering personnel, development tool expenses, prototyping expenses and product enhancement expenses. Research and development expenses increased to $2.7 million in the first quarter of fiscal 1999 from $2.3 million in the first quarter of fiscal 1998, representing an increase of 15.5%. The increase in research and development expenses on both a dollar and percentage basis resulted primarily from increased staffing at the Company's corporate headquarters and its design center in

Belfast, Northern Ireland. Expenses associated with driver support and development, as well as other expenses associated with the development of new products also contributed to the increase in research and development expenses. Research and development expenses as a percentage of net sales increased to 4.1% in the first quarter of fiscal 1999 from 3.0% in the first quarter of fiscal 1998.

Sales and Marketing Expenses. Sales and marketing expenses primarily consist of personnel and related overhead expenses for sales, marketing and customer support activities, promotional and advertising expenses, and commissions paid to independent sales representatives. Sales and marketing expenses decreased to $4.0 million in the first quarter of fiscal 1999 from $4.4 million in the first quarter of fiscal 1998, representing a decrease of 9.4%. The decrease in sales and marketing expense resulted primarily from reductions in spending for advertising and promotional programs, as well as decreased expenses associated with trade show participation. However, due to the decline in net sales, sales and marketing expenses as a percentage of net sales increased to 6.1% in the first quarter of fiscal 1999 from 5.6% in the first quarter of fiscal 1998.

General and Administrative Expenses. General and administrative expenses primarily consist of personnel and related overhead expenses for management, finance, management information systems, legal and human resources, as well as expenses associated with facilities and other general operating expenses. General and administrative expenses decreased to $3.1 million in the first quarter of fiscal 1999 from $3.2 million in the first quarter of fiscal 1998, representing a decrease of 4.9%. The decrease in the amount of general and administrative expenses was primarily a result of expense controls associated with occupancy costs and other general operating expenses. Expenses associated with the employee profit sharing program decreased as a result of the decline in operating income. The Company recently completed construction of a new headquarters facility and occupied the new space in the first fiscal quarter of 1999. The Company may experience short-term increased occupancy costs from current levels as a result of expenses associated with the move and the new facility. Due to the decline in net sales, general and administrative expenses as a percentage of net sales increased to 4.7% in the first quarter of fiscal 1999 from 4.1% in the first quarter of fiscal 1998.

Interest (Income) Expense, Net. Interest expense, net, primarily consists of the interest expense associated with the Company's Revolving Credit Facility, Mezzanine Facility (as defined below) and capital leases, offset partially by the interest income earned on the Company's cash and cash equivalents. Net interest income was approximately $113,000 in the first quarter of fiscal 1999, compared to net interest expense of approximately $518,000 in the first quarter of fiscal 1998. The decrease in the amount of net interest expense was primarily attributable to the interest income earned on short-term investments associated with the investment of the proceeds from the secondary offering and the reduction of short-term debt.

SEASONALITY

Our quarterly operating results can vary significantly depending on factors such as the timing of new product introductions, adequacy of component supply, changes in component costs, variations in our product mix, seasonal promotions by us and our customers and competitive pricing pressures. Because the timing of these factors may vary, the results of any particular quarter may not be indicative of results for the entire year or any future period. In addition, the PC market generally experiences weaker sales during the summer months.


LIQUIDITY AND CAPITAL RESOURCES

Inventory and accounts receivable financing as well as manufacturing and equipment expenditures constitute our principal capital and liquidity needs. We have generally financed these requirements and our operations through a combination of cash generated from operations, trade credit from vendors, bank borrowings and the proceeds from our public offerings. Due to our rapid growth in recent years and increased capital requirements, we completed a secondary public offering of 2,775,000 shares of STB Common Stock during the second quarter of fiscal 1998. We used the net proceeds from our secondary offering to reduce indebtedness and retained the balance for general corporate purposes. We recognize that future growth, if any, may require additional capital, particularly to support increased working capital needs, staffing requirements, promotional expenses and manufacturing facilities and equipment requirements.

Cash used in operating activities was $16.3 million in the first quarter of fiscal 1999, primarily attributable to increases in accounts receivable, as a result of higher sales during the first quarter of fiscal 1999, compared to the fourth quarter of fiscal 1998. Decreases in accounts payable, and to a lesser degree increases in inventory, also contributed to cash used in operations. Cash used in operating activities was $462,000 in the first quarter of fiscal 1998, resulting primarily from increases in inventory and accounts receivable, as a result of higher sales, partially offset by increased earnings and increases in accounts payable. At October 31, 1998, the Company's working capital amounted to $83.7 million, compared to $91.1 million at January 31, 1999. Cash and cash equivalents equaled $31.9 million and $30.6 million at January 31, 1999 and October 31, 1998, respectively.

In the first quarter of fiscal 1999, we purchased $831,000 in capital equipment, compared with net purchases of equipment aggregating $442,000 during the first quarter of fiscal 1998. During the first quarter of fiscal 1998, we completed a move to a new manufacturing facility in Juarez, Mexico, immediately adjacent to our previous facility. We have retained one-half of the previous facility for expansion. During the fourth quarter of fiscal 1997, we installed two new high speed surface-mount assembly lines at our new facility, at a total cost of approximately $6.3 million. We installed an additional line in the third quarter of fiscal 1998, at a cost of approximately $2.9 million. We financed this equipment through operating lease finance arrangements. During the fourth quarter of fiscal 1996, we installed four surface-mount technology assembly lines, at an approximate cost totaling $4.2 million. We financed this equipment through traditional operating lease financing arrangements also. Our aggregate obligations under all such equipment lease financing arrangements totaled approximately $8.4 million at January 31, 1999. We expect that additional capital expenditures for similar types of equipment may be necessary to support any additional future customer demand and production requirements.

We have a $40.0 million revolving credit facility ("Revolving Credit Facility"), as well as a $3.0 million term loan ("Term Loan"). At January 31, 1999 we had $18.5 million outstanding under the Revolving Credit Facility and $2.5 million outstanding under the Term Loan. Principal amounts outstanding under the Revolving Credit Facility bear interest at LIBOR plus 175 basis points (6.689% at January 31, 1999). Amounts outstanding under the Term Loan bear interest at LIBOR plus 250 basis points (7.439% at January 31, 1999) and are payable in 60 monthly installments of principal and interest. Payment of principal and interest began November 1, 1997. Formulas based on eligible accounts receivable determine availability under the Revolving Credit Facility. All indebtedness under the Revolving Credit Facility matures on November 21, 1999 (subject to renewal of the Revolving Credit Facility through such date), and indebtedness under the Term Loan matures on November 1, 2002.

In December 1997, we entered into a five-year agreement to construct and lease a new corporate headquarters in Richardson, Texas. Construction on the 210,000 square foot facility was completed in December 1998, and we completed our move into the facility during that month. We estimate the total cost of the building and the land to be approximately $22.8 million. The lessor agreed to fund the cost of the land and construction of the building. Rental payments commenced upon occupancy. We estimate that we will pay approximately $225,000 per month in rent over a four-year period beginning in the first quarter of fiscal 1999. This amount exceeds the expense of our previous headquarter facilities, because local rental rates have increased and we have increased the square footage of our corporate headquarters. The lease agreement also provides that the amount of the lease payments is subject to adjustment based upon prevailing interest rates. Consequently, an increase in prevailing interest rates will increase the expense of our facilities. We have recently entered into an interest rate swap agreement that fixes the interest rate on a majority of our lease obligation at 7.55%. We are also seeking opportunities to sublease that portion of our new headquarters that we do not expect to utilize immediately. At the end of the initial five-year lease, we have the option to renew the lease for an additional five years, pay off the underlying debt or cause the building to be sold. In the event of a sale, the proceeds are to be used to retire the underlying debt. Any excess will be paid to us. We are generally responsible for any remaining unpaid balance owing on the underlying obligation after the sale of the facility, not to exceed $17.2 million.


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

STB Products and Services: During 1998, all of STB's products that were produced in the last five years were tested and confirmed as compliant. STB has transmitted letters to its customers notifying them of their current year 2000 readiness status. In general, STB believes that the nature of the functionality of its products do not entail any date type functions. Therefore STB believes that the products do not have any Year 2000 performance implications.

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

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (November 1, 1999 for STB). FAS 133 requires that all derivatives instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. STB is currently evaluating implementation of FAS 133 and the effects the statement will have on its financial statements and disclosures. STB believes that, due to the current limited use of derivative instruments, adoption of the statement will not have a material effect on its results of operations, financial position, capital resources or liquidity.
                                      -12-

                            PART II OTHER INFORMATION


ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with our entry into the 3Dfx Merger Agreement, on December 13, 1998 we entered into the STB Stock Option Agreement pursuant to which we granted to 3Dfx an option to purchase up to 1,890,883 shares of STB Common Stock. The option was granted to 3Dfx as a condition to 3Dfx's entry into the 3Dfx Merger Agreement, in reliance on the exemption from registration under Section 4(2) of the Securities Act 1933. The issuance of the option did not involve a public offering. See "Business-Proposed 3Dfx Merger" in our Annual Report on Form 10-K for the year ended October 31, 1998 for further information with respect to the terms under which the option may be exercised.

ITEM 5   OTHER INFORMATION-RISK FACTORS

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

STB AND ITS SHAREHOLDERS FACE A NUMBER OF RISKS RELATED TO THE 3DFX MERGER.

         There are a number of specific risks associated with the proposed 3Dfx Merger, including the following:

            o 3Dfx and STB may encounter substantial difficulties integrating the two companies' products, technologies, research and development activities, administration, sales and marketing and other aspects of operations in a timely manner. The difficulties, costs and delays involved in integrating the companies may arise from multiple possible sources and may cause increased operating costs, lower then anticipated financial performance or the loss of customers and employees. The failure to successfully integrate 3Dfx and STB in a timely manner could result in a failure of the resulting company (the "Combined Company") to realize any of the anticipated benefits of the 3Dfx Merger and could materially harm the business of the Combined Company.

            o 3Dfx and STB may lose customers or suppliers as a result of the Merger. In particular, two of 3Dfx's largest customers, Creative Labs, Inc. and Diamond Multimedia Systems, Inc., compete directly with STB. It is expected that as a result of the 3Dfx Merger, sales to Creative Labs and Diamond will be reduced significantly from prior levels and that such customers may no longer continue to be significant customers of the Combined Company. In addition, nVidia, which is a major supplier of STB and whose graphic chips were incorporated into STB products representing 63.9% of STB's net sales in fiscal 1998, competes directly with 3Dfx. After the merger, STB plans to continue to sell to its customers its current products that use nVidia graphics chips, but will not use nVidia's graphics chips on any new products. Unless the Combined Company can persuade STB's existing customers that are purchasing products using nVidia or other graphics chips to purchase new products based on 3Dfx graphics chips, STB's revenue contribution to the Combined Company will be reduced significantly.

            o The Combined Company will be dependent on a limited source of chips and boards because both companies will be more restricted in their ability to select products produced by either STB's or 3Dfx's competitors. If either 3Dfx's chips or STB's boards fail to meet the requirements of either companies' customers, the business of the Combined Company could be materially harmed.

            o 3Dfx expects to lose relationships with key customers that have supported 3Dfx's focus on the retail sales channel, causing 3Dfx to rely on STB's distribution relationships, which historically have not focused on retail sales.

            o The 3Dfx Merger Agreement provides for a fixed exchange ratio between shares of STB Common Stock and shares of 3Dfx Common Stock As a result, if the market price of 3Dfx Common Stock decreases or increases prior to the 3Dfx Merger, the market value of 3Dfx Common Stock to be received by STB shareholders in the 3Dfx Merger would correspondingly decrease or increase.

            o The Combined Company's success following the 3Dfx Merger will depend on the retention and integration of key personnel.

         o Upon consummation of the 3Dfx Merger, STB shareholders will become 3Dfx shareholders. There are important differences between the rights of STB and 3Dfx shareholders, including differences due to the fact that STB is a Texas corporation and 3Dfx is a California corporation. In addition, 3Dfx has adopted a shareholder rights plan that, among other things, may discourage certain types of transactions that may involve an actual or threatened change of control of 3Dfx. STB has no such plan.

         o There will be substantial expenses resulting from the 3Dfx Merger of approximately $4.5 million.

         o Certain officers and directors of STB may be deemed to have conflicts of interest with respect to the 3Dfx Merger.

         o The closing of the 3Dfx Merger is subject to certain conditions that may not be satisfied prior to the time of the closing, which could prevent the 3Dfx Merger from being consummated.

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

STB'S QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS CAUSED BY MANY FACTORS, MANY OF WHICH ARE OUT OF ITS CONTROL.

    STB's quarterly and annual results of operations have varied significantly in the past and are likely to continue to vary in the future. These variations are the result of a number of factors, many of which are beyond STB's control. These factors include:

    o The industry in which STB competes is always changing with the constant introduction of new technologies, products and methods of doing business

    o The ability of STB to successfully develop, introduce and market new or enhanced products.

    o The ability to introduce and market products in accordance with specialized customer design requirements and short design cycles

    o Changes in the relative volume of sales of various products with sometimes significantly different margins

    o   Changes in demand for STB's products and its customers' products

    o Frequent gains or losses of significant customers or strategic relationships

    o   Unpredictable volume and timing of customer orders

    o The availability, pricing and timeliness of delivery of components for STB's products

    o   The timing of new product announcements or introductions by competitors

    o   Product obsolescence and the management of product transitions

    o   Production delays

    o   Decreases in the average selling prices of products

    o   Seasonal fluctuations in sales

    Any one or more of the factors listed above or other factors could cause STB to fail to achieve its revenue and profitability expectations. In particular, the failure to meet market expectations could cause a sharp drop in STB's stock price.

    Most of STB's operating expenses are relatively fixed in the short term. STB may be unable to rapidly adjust spending to compensate for any unexpected sales shortfall, which could materially harm quarterly operating results. This is especially true since STB operates its own manufacturing facility. As a result, STB incurs relatively high fixed overhead and labor costs compared with those of its competitors that outsource their manufacturing requirements. If STB fails to generate the level of product revenues needed to absorb its fixed overhead and labor costs, its business could be materially harmed.

    As a result of the above factors, STB believes that you should not rely on period-to-period comparisons of results of operations as an indication of future performance. The results of any one quarter are not indicative of results to be expected for a full fiscal year.

STB OPERATES IN MARKETS THAT ARE INTENSELY AND INCREASINGLY COMPETITIVE, AND SOME OF ITS COMPETITORS MAY HAVE BETTER RESOURCES WITH WHICH TO COMPETE.

    The markets in which STB competes are intensely competitive and are likely to become more competitive in the future. As a result, STB constantly and increasingly risks losing customers to its competition. The competitive environment also creates downward pressure on prices and requires higher spending to address the competition, both of which tend to keep profit margins lower. STB does not compete on the basis of price alone. STB believes that the principal competitive factors for its products are:

    o   Product performance and quality

    o Conformity to industry standard application programming interfaces, or APIs

    o   Access to customers and distribution channels

    o   Manufacturing capabilities and cost of manufacturing

    o   Price

    o   Product support

    o   Ability to bring new products to the market in a timely way

    Many of STB's current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than STB. These competitors may also have greater name recognition and market presence, longer operating histories, greater market power and product breadth, lower cost structures and larger customer bases than STB. As a result, such competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements.

    STB's primary competition consists of:

    o Independent manufacturers of brand name graphics boards, including Diamond Multimedia Systems, Inc., ATI Technologies, Inc., Matrox Graphics, Inc., ELSA GmbH, Creative Labs, Inc., CEI Inc., Number Nine Visual Technology Corporation, and Hauppauge ComputerWorks, Inc.

    o Independent manufacturers of specialized technology products, including Colorgraphic Communications Corporation, Datapath Ltd, and Matrox Graphics, Inc.

    In addition to STB's major competitors, certain of its suppliers sell graphics chips directly to original equipment manufacturers, or OEMs, for use in internally produced multimedia accelerator subsystems, other multimedia subsystems or on motherboards. If one or more of STB's significant OEM customers commences or increases internal production of multimedia accelerator subsystems or other multimedia subsystems, STB's business could be materially harmed. Furthermore, several major OEMs currently integrate graphics chips on the motherboard of their personal computers. If one or more of STB's major OEM customers begin to incorporate graphics controller chips or other controller chips onto motherboards rather than incorporating STB's products, its business could be materially harmed.

    STB also faces competition from the makers of other personal computer components and software that are increasingly providing graphics processing capabilities.

STB DEPENDS ON THE PERSONAL COMPUTER AND GRAPHICS CHIPS MARKETS, WHICH ARE RAPIDLY CHANGING, HIGHLY CYCLICAL AND VULNERABLE TO SHARP CHANGES IN DEMAND.

    STB operates in markets that are constantly and rapidly changing and which have in the past, and may in the future, experience significant downturns. Substantially all of STB's revenues are currently derived from products sold for use in personal computers. STB expects to continue to derive almost all of its revenues from the sales of products for use in personal computers. The personal computer and graphics chips markets have also grown substantially in recent years. However, this growth may not continue. If the personal computer market were to decline, STB would likely experience significantly reduced demand for most or all of its products.

    The personal computer and graphics chips industries are cyclical and have been characterized by:

    o   Rapid technological change

    o   Evolving industry standards

    o   Cyclical market patterns

    o   Frequent new product introductions and short product life cycles

    o   Significant price competition and price erosion

    o   Fluctuating inventory levels

    o   Alternating periods of over-capacity and capacity constraints

    o   Variations in manufacturing costs and yields

    o   Significant expenditures for capital equipment and product development

    Changes in demand in the personal computer market could be large and sudden. Since graphics board and personal computer manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecasted product transitions. In such cases, the manufacturers may abruptly stop purchasing additional inventory from suppliers such as STB until the excess inventory has been used. This suspension of purchases or any reduction in demand for personal computers generally, or for particular products that incorporate STB's products, would materially harm its business.

    In addition, the personal computer market has in the past experienced significant economic downturns at various times, characterized by lower product demand and accelerated reduction of product prices. STB may experience substantial period-to-period fluctuations in results of operations due to general semiconductor industry conditions.

THE CAPABILITIES OF STB'S PRODUCTS ARE BEING PROVIDED BY PERSONAL COMPUTER COMPONENTS AND OPERATING SYSTEMS THAT ARE NOT SOLD BY STB.

    A majority of STB's net sales are derived from the sale of graphics boards. However, there is a trend within the industry for graphics functionality to migrate from the graphics board to other personal computer components or into operating systems. This trend could significantly reduce the demand for STB's products.

    Based upon an independent industry newsletter published by Jon Peddie Associates to which STB subscribes (for approximately $2,000 annually), STB believes approximately 71% of all graphics controller chips manufactured in the twelve month period ended June 30, 1998 were incorporated onto graphics boards, and approximately 29% were incorporated onto motherboards. Graphics boards are usually used in higher-end personal computers offering the latest technology and performance features. However, as graphics functionality becomes technologically stable and widely accepted by personal computer users, it typically migrates to the personal computer motherboard. STB expects this trend to continue, especially with respect to its low-end graphics boards. In this regard, the MMX instruction set from Intel and the expanded capabilities provided by the Direct X APIs from Microsoft have increased the capability of Microsoft's operating systems to control display features that have traditionally been performed by graphics boards. Similarly, Intel has announced new motherboard chips that will incorporate graphics processing that has traditionally been accomplished by specialized graphics processing chips on separate graphics boards. As a result of these trends of technology migration, STB's success largely depends on its ability to continue to develop products that incorporate new and rapidly evolving technologies that manufacturers have not yet fully incorporated onto personal computer motherboards or into operating systems.

STB HAS EXPERIENCED AND MAY CONTINUE TO EXPERIENCE GROWTH THAT PLACES SIGNIFICANT STRAIN ON ITS RESOURCES.

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

    In response to its growth, STB has increased its expenditures and made certain long-term spending commitments, such as the expansion of production lines at its Juarez manufacturing facility and the relocation of its corporate headquarters to a larger facility in Richardson, Texas. These expenditures would be difficult to reduce quickly if STB's business declined. STB's inability to effectively manage any future growth would materially harm its business.

IF STB DOES NOT CONTINUE TO DEVELOP AND MARKET NEW AND ENHANCED PRODUCTS, IT WILL NOT BE ABLE TO SUCCESSFULLY COMPETE IN ITS MARKETS AND ITS AVERAGE SELLING PRICES AND GROSS PROFITS WILL LIKELY DECLINE.

    The markets for which STB's products are designed are intensely competitive and are characterized by short product life cycles, rapidly changing technology, evolving industry standards and declining average selling prices. As a result, STB cannot succeed unless it consistently develops and markets new products. STB believes this will require expenditures for research and development in the future consistent with the historical research and development expenditures of STB, taking into account efficiencies that may be achieved in integrating the companies' research and development organizations. To succeed in this environment STB must anticipate the features and functionality that customers will demand. STB must then incorporate those features and functionality into products that meet the design requirements of the personal computer market and the timing requirements of retail selling seasons. The success of STB's new product introductions will depend on several factors, including:

    o   Proper new product definition

    o   Timely completion and introduction of new product designs

    o The ability of subcontractors and component manufacturers to effectively design and implement the manufacture of new products

    o   Quality of new products

    o   Product performance as compared to competitors' products

    o   Market acceptance of STB's and its customers' products

    o   Competitive pricing of products

    o Introduction of new products to the market within the limited time window for original equipment manufacturer design cycles and retail selling seasons

     STB must also continue to develop new products in order to maintain average selling prices and gross margins. As the markets for STB's products continue to develop and competition increases, STB anticipates that product life cycles will shorten and average selling prices will decline. In particular, average selling prices and, in some cases, gross margins for STB's products will decline as products mature. To do this, STB must successfully identify new product opportunities and develop and bring new products to market in a timely manner.

    The failure of STB to successfully develop and introduce new products and achieve market acceptance for such products would materially harm STB's business. STB has in the past experienced delays in completing development and introduction of new products. Such delays in the future could materially harm STB's business.

BECAUSE STB'S PRODUCTS HAVE SHORT PRODUCT LIFE CYCLES, STB MUST SUCCESSFULLY MANAGE PRODUCT TRANSITIONS IN ORDER TO REMAIN COMPETITIVE.

    STB's products have short product life cycles. Each new product cycle creates risks that competitors of STB will gain market share. STB's major OEM customers typically introduce new system configurations as often as twice a year. The life cycles of STB's graphics boards typically range from six to nine months. A failure by STB to successfully introduce new products within a given product cycle could materially harm its business for that cycle and possibly for subsequent cycles. Any such failure could also damage STB's brand name, reputation and relationships with its customers and cause longer term harm to its business.

    STB's products have short product life cycles because the personal computer market frequently undergoes transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. STB's products must be able to support the new features and performance levels being required by personal computer manufacturers at the beginning of such a transition. Otherwise, STB would likely lose business as well as the opportunity to compete for new design contracts until the next product transition. Failing to develop products with required features and performance levels or a delay as short as a few months in bringing a new product to market could significantly reduce STB's revenues for a substantial period. A revenue reduction of that nature would likely materially harm STB's business.

SHORT PRODUCT LIFE CYCLE RISKS ARE WORSENED BY LONG COMPONENT LEAD TIMES.

    The short product life cycles of STB's products also give rise to a number of risks involving product and component inventories. These risks are heightened by the fact that long lead times are required to acquire some components of STB's products. STB may not be able to quickly reduce its production or inventory levels in response to unexpected shortfalls in sales. This could leave STB with significant and costly obsolete inventory. Long component lead times could cause these inventory levels to be larger than they otherwise would be. Long component lead times also may prevent STB from quickly taking advantage of an unexpected new product cycle. This can lead to costly lost sales opportunities and loss of market share.

STB'S PRODUCTS DEPEND UPON WHQL CERTIFICATION, WHICH MAY NOT BE GRANTED FOR FUTURE PRODUCTS.

    STB submits most of its products for compatibility and performance testing to the Microsoft Windows Hardware Quality Lab ("WHQL"). WHQL certification typically requires up to several weeks to complete and entitles STB to claim that a particular product is "Designed for Microsoft Windows." STB's OEM customers typically require STB's products to have this certification prior to making volume purchases. STB may not receive WHQL certification for future products in a timely fashion. A failure to receive WHQL certification could materially harm STB's business.

BECAUSE STB HAS SIGNIFICANT CUSTOMER CONCENTRATION, THE LOSS OF A MAJOR CUSTOMER WILL SEVERELY REDUCE SALES.

    STB's sales are highly concentrated among a limited number of customers that do not have long term contractual commitments to purchase from STB. This combination of customer concentration and lack of contractual commitments means the loss or reduction in business of even a single customer could severely reduce STB's sales.

    STB's three largest original equipment manufacturers, or OEMs, customers accounted for approximately 75% of net sales during fiscal 1998, with Gateway, Inc., Dell Computer Corporation and Compaq Computer Corporation accounting for approximately 39%, 31% and 5% of net sales for such period. Historically, Gateway has been STB's largest customer, while Dell and Compaq have recently become more significant customers. STB's other significant customers change from period to period. STB expects that a small number of customers will continue to account for a substantial portion of its revenues for the foreseeable future.

    Another result of customer concentration and lack of long term purchasing contracts is that STB's customers have significantly more power over STB to influence the pricing of its products. This could reduce STB's gross margins and harm its business.

STB HAS SIGNIFICANT PRODUCT CONCENTRATION, WHICH MEANS THAT POOR RESULTS FROM A SINGLE PRODUCT COULD SEVERELY HARM ITS BUSINESS.

    Historically, a majority of STB's net sales have come from sales of graphics boards. Also, from time to time, a majority of STB's net sales in a fiscal quarter have come from the sale of a single or a limited number of graphics boards.

STB DEPENDS UPON A SINGLE MANUFACTURING FACILITY THAT IT OWNS AND OPERATES, INCREASING STB'S RISKS IN THE EVENT OF MANUFACTURING DIFFICULTIES AND INCREASING STB'S FIXED COSTS.

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

CHANGES IN THE MIX OF STB'S PRODUCT SALES BY PRODUCT OR BY SALES CHANNEL COULD SIGNIFICANTLY HARM STB'S SALES OR PROFIT MARGINS.

    STB offers two broad categories of products: graphics boards and other multimedia subsystems that are primarily sold to major original equipment manufacturers, or OEMs, and, to a lesser degree, to commercial customers, and specialized technology products that are primarily sold to resellers, the workstation groups of OEMs and corporate customers in certain industries. Sales of graphics boards to OEMs currently account for a substantial majority of STB's net sales to OEMs. These sales are characterized by relatively high unit volumes and relatively low gross profit margins. Sales of STB's graphics boards and other multimedia subsystems to the commercial market are characterized by relatively modest volumes and moderate gross profit margins. Sales of STB's specialized technology products are characterized by relatively low unit volumes and relatively high gross profit margins.

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

STB RELIES ON INTELLECTUAL PROPERTY THAT MAY NOT BE ADEQUATELY PROTECTED AND THAT MAY BE EXPENSIVE TO PROTECT.

    STB relies primarily on a combination of patent, mask work protection, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect its intellectual property. If these efforts are not sufficient to protect its intellectual property, STB's business may be harmed. Many foreign jurisdictions offer less protection of intellectual property rights than the United States. Therefore, the protection provided to STB's proprietary technology by the laws of foreign jurisdictions may not be sufficient to protect its technology.

    It is common in the personal computer industry for companies to assert intellectual property infringement claims against other companies. Therefore, STB's products may become the target of infringement claims. If that were to occur, STB may be required to spend significant time and money to defend its products, redesign its products or develop or license a substitute technology. Any of those events could materially harm STB's business. Litigation by or against STB could result in significant expense to STB and could divert the efforts of STB's technical and management personnel, regardless of the outcome of such litigation.

    It is common in the personal computer industry for companies to assert intellectual property infringement claims against other companies. As a result, STB indemnifies some of its original equipment manufacturer, or OEM customers against certain intellectual property claims relating to STB's products used in OEM customers' products. Several OEM customers have sent STB notices of potential indemnity claims based upon a notice of patent infringement. Subsequently, the patent owner filed a patent infringement lawsuits in the U.S. and elsewhere against several of such OEM customers and a number of other major personal computer systems manufacturers. Based upon STB's preliminary evaluation of the patent, it does not believe the infringement claims have merit as to its products sold to its customers. However, even if the claims do not have merit, STB may be required to dedicate significant management time and expense to defending itself if it is directly sued, or assisting its OEM customers in their defense of this or other infringement claims pursuant to such indemnity agreements. This could materially harm STB's business.

STB HAS HAD TO RECORD EXPENSES FOR OBSOLETE INVENTORY, PRICE PROTECTION AND STOCK ROTATIONS.

    STB establishes reserves for obsolete inventory, which may be in the form of components, work in process or finished goods. These reserves usually arise as a result of price erosion in the marketplace or changes in technology. In fiscal 1998, STB recorded a relatively high expense for inventory obsolescence of $6.4 million, approximately half of which related to non-recurring charges and the remainder of which related to normal obsolescence and manufacturing scrap associated with continuing operations.

    If there is a price decrease in STB's products, STB's credit arrangements with its commercial customers generally allow such customers credit equal to the difference between the price originally paid and the new decreased price on units in the customers' inventories on the date of the price decrease. This practice is common in the industry. In addition, commercial customers generally have the right to return slow-moving or excess inventory for product credit equal to an agreed upon percentage of shipments within specified time periods. STB establishes reserves to cover these practices, and in fiscal 1998 recorded a relatively high expense of $4.2 million for price protection. The increase in this expense over the prior period was principally due to the delayed release of certain products, which expense management believes is non-recurring in nature. This product release delay was due to STB's inability to obtain an adequate supply of memory chips, resulting in the need to price protect the products shortly after their introduction.

    High levels of expenses for obsolete inventory, price protection claims or returns may materially harm STB's business.

A SECURITIES CLASS ACTION LAWSUIT HAS BEEN FILED AGAINST STB.

    A securities class action lawsuit was filed on October 9, 1998 in Dallas County, Texas against STB and certain of its officers and directors, along with the underwriters who participated in STB's public offering on March 20, 1998. The petition alleges that the registration statement for STB's secondary public offering contained false and misleading statements of material facts and omitted to state material facts, alleging that the registration statement failed to disclose certain alleged STB product defects, alleged difficulties with some of STB's major customers and STB's allegedly deteriorating financial performance. The petition asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 581-33A and 581-33F of the Texas Securities Act on behalf of a purported class of persons who purchased or otherwise acquired STB's common stock in the public offering. The petition seeks recission and/or unspecified damages. STB denies the allegations in the petition and intends to vigorously defend the lawsuit. In the event the plaintiffs in the lawsuit prevail in connection with any of their claims, then, depending upon the magnitude of damages and expenses incurred by STB and the extent to which such damages and expenses are covered by insurance, the lawsuit could materially harm STB or the combined company.

RISKS ASSOCIATED WITH YEAR 2000 COMPLIANCE.

         STB uses a significant number of computer software programs and operating systems in its internal operations. These include applications used in financial business systems and various administration functions, and also software programs in its products. If these software applications are unable to appropriately interpret dates occurring in the upcoming calendar year 2000, some level of modification or replacement of such software may be necessary. STB believes that all of its existing products are year 2000 compliant and has conducted or is conducting year 2000 compliance testing. Despite such belief, STB's products may not be year 2000 compliant. If STB's products fail to perform, including failures due to the onset of calendar year 2000 its business would likely be materially harmed.

         STB is currently evaluating its information technology for year 2000 compliance. This evaluation includes reviewing what actions are required to make all internally used software systems year 2000 compliant as well as actions necessary to make STB less vulnerable to year 2000 compliance problems associated with third parties' systems. Such measures may not solve all year 2000 problems. Any year 2000 problems could materially harm STB's business. In addition, STB's customers and suppliers may not be year 2000 compliant, which could materially harm STB's business.

STB DEPENDS ON A LIMITED NUMBER OF SUPPLIERS FROM WHOM STB DOES NOT HAVE A GUARANTEE OF ADEQUATE SUPPLIES, INCREASING THE RISK THAT A LOSS OF OR PROBLEMS WITH A SINGLE SUPPLIER COULD SIGNIFICANTLY HARM STB'S BUSINESS.

    STB obtains several of the components used in its products from single or limited sources. If component manufacturers do not allocate a sufficient supply of components to meet STB's needs, STB may have to obtain these components from distributors or on the spot market at a higher cost. STB has no guaranteed supply arrangements with any of its suppliers, and current suppliers may not be able to meet its current or future component requirements. From time to time, STB relies substantially upon a limited number of sole source suppliers for graphics chips, which can, in large part, determine the performance of a graphics board.

    If STB in the past experienced difficulty obtaining a particular graphics chip, it was able to use comparable graphics chips. After the 3Dfx Merger, STB may not be able to select other graphics chips because the graphics chip suppliers are 3Dfx competitors. Even if other graphics chip suppliers would supply STB as a 3Dfx subsidiary, these alternative components may cost significantly more. Alteration of product designs to use alternative components could cause significant delays and could require product recertification from STB's OEM customers or reduce its production of the related products. Any of these effects could materially harm STB's business.

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

    Software drivers, which are essential to the performance of nearly all of STB's products, are included with some of STB's limited source components. From time to time STB experiences product delivery delays due to the inadequacy or the incompatibility of software drivers provided by component suppliers or developed internally by STB. Delays in the delivery of components, component shortages, system compatibility difficulties, supplier product quality deficiencies and software driver problems will continue to occur in the future. Such delays or problems could materially harm STB's business. Additionally, in an effort to avoid actual or perceived component shortages, STB may overpurchase certain components. Excess inventory resulting from such overpurchases, obsolescence or a decline in the market value of such inventory, could result in inventory write-offs, which would materially harm STB's business.

INCREASES IN THE PRICES OF SUPPLIES CAN HARM STB'S BUSINESS.

    Significant increases in the prices of components, such as graphics chips or memory chips, have occurred in the past, and STB has not always been able to increase its products' prices accordingly. Demand for STB's products has been and will continue to be significantly affected by actual and anticipated changes in the price and supply of SDRAM or other memory products. Large supplies of SDRAMs in the Spring of 1998 resulted in significant price declines for such components and lowered total graphics board costs on products that used the components as compared to SGRAMs. Worldwide shortages of controller chips or memory chips and international tariff disputes have resulted in substantial component cost increases that have harmed STB's business. These price increases may occur in the future, and may materially harm STB's business.

STB'S ENTRY INTO NEW PRODUCT MARKETS CAN DIVERT RESOURCES FROM STB'S CORE BUSINESS AND EXPOSE STB TO RISKS INHERENT IN THOSE NEW MARKETS.

STB's business historically has focused primarily on the design, manufacture and sale of graphics boards. However, STB from time to time undertakes new product initiatives, such as DVD decoders and flat panel display products. There are numerous risks inherent in entering into new product markets. These risks include the reallocation of limited management, engineering and capital resources to unproven product ventures, a greater likelihood of encountering technical problems and a greater likelihood that STB's new products or the personal computers into which they are incorporated will not gain market acceptance. In addition, a new product line, like STB's line of flat panel display products, requires significant investment in long-lead time inventories as well as certain manufacturing equipment. The failure of one or more of such products, or any adverse effect such new products may have upon STB's reputation in its core graphics board business as a result of such failure, could materially harm STB's business.

STB IS SUBJECT TO ENVIRONMENTAL REGULATIONS IN REGARDS TO ITS MANUFACTURING FACILITY.

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

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit Number

2.1 Agreement and Plan of Reorganization by and among 3Dfx Interactive, Inc., Voodoo Merger Sub, Inc. and the Company dated as of December 13, 1998, and the related Stock Option Agreement (incorporated by reference to Schedule 13D of 3Dfx Interactive, Inc. dated December 23, 1998 with respect to the Company).

10.1 Employment Agreement dated November 1, 1996 by and between the Company and William E. Ogle (incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313)), as amended by that certain Amendment to Employment Agreement for Executive Officer dated December 13, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended October 31, 1998).

10.2 Employment Agreement dated November 1, 1996 by and between the Company and Randall D. Eisenbach (incorporated by reference to Exhibit 10.43 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313)), as amended by that certain Amendment to Employment Agreement for Executive Officer dated December 13, 1998 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended October 31, 1998).

10.3 Employment Agreement dated November 1, 1996 by and between the Company and James L. Hopkins (incorporated by reference to Exhibit 10.44 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313)), as amended by that certain Amendment to Employment Agreement for Executive Officer dated December 13, 1998 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended October 31, 1998).

10.4 Employment Agreement dated November 1, 1996 by and between the Company and J. Shane Long (incorporated by reference to Exhibit 10.45 to the Company's Registration Statement on Form S-1 (Registration No. 333-14313)), as amended by that certain Amendment to Employment Agreement for Executive Officer dated December 13, 1998 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended October 31, 1998).

10.5 Letter Agreement dated December 11, 1998 between the Company and Hoak Breedlove Wesneski & Co. (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended October 31,
         1998).

27.1     Financial Data Schedule

(b)      Current Reports on Form 8-K

         None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         STB SYSTEMS, INC.


Dated: March 17, 1999                    By: /s/ William E. Ogle
                                             ----------------------------------
                                         President and Chief Executive Officer


Dated: March 17, 1999                    By: /s/ T. Greg Dewitt
                                             ----------------------------------
                                         T. Greg Dewitt, Director of Accounting
                                         (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number    Description
------    -----------

 2.1      Agreement and Plan of Reorganization by and among 3Dfx Interactive,
          Inc., Voodoo Merger Sub, Inc. and the Company dated as of December 13,
          1998, and the related Stock Option Agreement (incorporated by reference to Schedule 13D of 3Dfx Interactive, Inc. dated December 23, 1998 with respect to the Company).

 10.1 Employment Agreement dated November 1, 1996 by and between the Company and William E. Ogle (incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on Form S-1 (Registration No.
          333-14313)), as amended by that certain Amendment to Employment
          Agreement for Executive Officer dated December 13, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form
          10-K for the year ended October 31, 1998).

 10.2 Employment Agreement dated November 1, 1996 by and between the Company and Randall D. Eisenbach (incorporated by reference to Exhibit 10.43 to the Company's Registration Statement on Form S-1 (Registration No.
          333-14313)), as amended by that certain Amendment to Employment
          Agreement for Executive Officer dated December 13, 1998 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form
          10-K for the year ended October 31, 1998).

 10.3 Employment Agreement dated November 1, 1996 by and between the Company and James L. Hopkins (incorporated by reference to Exhibit 10.44 to the Company's Registration Statement on Form S-1 (Registration No.
          333-14313)), as amended by that certain Amendment to Employment
          Agreement for Executive Officer dated December 13, 1998 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form
          10-K for the year ended October 31, 1998).

 10.4 Employment Agreement dated November 1, 1996 by and between the Company and J. Shane Long (incorporated by reference to Exhibit 10.45 to the Company's Registration Statement on Form S-1 (Registration No.
          333-14313)), as amended by that certain Amendment to Employment
          Agreement for Executive Officer dated December 13, 1998 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form
          10-K for the year ended October 31, 1998).

 10.5     Letter Agreement dated December 11, 1998 between the Company and Hoak
          Breedlove Wesneski & Co. (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended October 31,
          1998).

 27.1     Financial Data Schedule