Form 10-K/A
period 1998-10-31
STB SYSTEMS INC
filed 1999-03-26
CIK 934596

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


                                AMENDMENT NO. 2


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



    Price protection credits granted during the year ended October 31, 1998 were $4.2 million compared to $1.3 million during the year ended October 31, 1997. The increase in price protection resulted primarily from price protection credits granted in the fourth quarter of 1998 for the Velocity 128 and Black Magic Voodoo 2 products, totaling approximately $2.2 million. STB's inability to obtain an adequate supply of SDRAM memory chips resulted in the late introduction of these products and as a result, STB was forced to price protect the products in the channel shortly after introduction to remain competitive.



    Amounts charged to expense for potential excess and obsolete inventory were $6.4 million and $2.2 million during the years ended October 31, 1998 and 1997, respectively. The relative increase in amounts charged to expense for potential excess and obsolete inventory during 1998 was primarily related to $3.2 million for non-recurring charges. These charges are comprised of a $2.0 million charge associated with components provided by a supplier that did not meet specifications (which charges and various related issues are the subject of litigation between STB and the supplier) and a $1.2 million charge attributable to slow-moving inventory specifically identified through a detailed obsolescence review periodically conducted by management. The slow-moving inventory charge was a result of technological advancements in the marketplace, changes in product mix, engineering changes and other adverse market conditions. Management believes the above described charges for excess and obsolete inventory are considered unusual in nature and are not expected to represent any trend which would have a material impact on future results of operations, although this is a forward-looking statement and there can be no assurance in this regard. Excluding these two specific non-recurring reserves described above, STB's inventory obsolescence reserve increased from $1.4 million to $2.0 million from fiscal year end 1997 to 1998 as a result of the increase in inventory levels and the normal obsolescence rates associated therewith. The remaining $2.6 million of the $6.4 million charged to expense in fiscal 1998 represents scrap arising from the manufacturing process. This amount represents approximately 1.5% of production, and is considered to be a normal part of the manufacturing process. The increases in price protection credits granted and amounts charged to expense for potential excess and obsolete inventory contributed to the decrease in gross profit margin.


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

                                   SIGNATURE


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, STB has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


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


Dated: March 25, 1999

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